Form 10-Q
period 1996-03-29
BHC FINANCIAL INC
filed 1996-05-09
CIK 885273

                        UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                            FORM 10-Q


     (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

          FOR THE QUARTERLY PERIOD ENDED MARCH 29, 1996

                                OR

     ( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

          FOR THE TRANSITION PERIOD FROM          TO

                    Commission File No. 0-20185


                       BHC FINANCIAL, INC.
          (Exact name of registrant as specified in its charter)


             Delaware                                23-2264646
     (State or other jurisdiction                 (I.R.S. Employer
    of incorporation or organization)             Identification No.)

                          TWELVE HUNDRED
                        ONE COMMERCE SQUARE
                         2005 MARKET STREET
               PHILADELPHIA, PENNSYLVANIA  19103-3212
      (Address of principal executive offices)  (Zip Code)



Registrant's telephone number, including area code: (215) 636-3000


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                       Yes X         No


     The number of shares of the Registrant's common stock, par value $.001 per share, outstanding as of May 8, 1996 was 6,543,877.

                BHC FINANCIAL, INC. AND SUBSIDIARIES
                    QUARTERLY REPORT ON FORM 10-Q
                FOR THE QUARTER ENDED March 29, 1996





PART I   FINANCIAL INFORMATION                                  Page

Item 1.  Financial Statements:

         Consolidated Statements of Financial Condition          3
         as of March 29, 1996 (unaudited) and
         December 31, 1995

         Consolidated Statements of Income (unaudited)           4
         for the quarters ended March 29, 1996 and
         March 31, 1995

         Consolidated Statements of Cash Flows (unaudited)       5
         for the quarters ended March 29, 1996 and
         March 31, 1995

         Notes to Consolidated Financial Statements              6
         (unaudited)


 Item 2. Management's Discussion and Analysis of Financial       8
         Condition and Results of Operations



 PART II - OTHER INFORMATION

 Item 6.   Exhibits and Reports on Form 8-K                     11


          SIGNATURES                                            12


                              FINANCIAL STATEMENTS
                      BHC FINANCIAL, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                       (In thousands, except par values)

                                                     March 29,   December 31,
                                                       1996         1995
                                                     ----------  -----------
                                                     (Unaudited)

                           ASSETS

Cash and cash equivalents.............................$ 24,551   $  21,517
Cash and securities segregated under federal
 regulations..........................................   2,330       2,312
Receivable from brokers or dealers and clearing
 organizations........................................ 133,392     196,321
Receivable from customers............................. 369,648     377,535
Securities owned, at market value.....................  17,067      11,502
Furniture, equipment, capitalized leases and leasehold
 improvements, net....................................   4,921       4,714
Intangible assets, net................................   4,697       4,799
Other assets..........................................  12,228      15,302
                                                       -------     -------
Total assets..........................................$568,834    $634,002
                                                       =======     =======

                      LIABILITIES

Short-term bank loans payable.........................       -    $ 41,900
Payable to brokers or dealers and clearing
 organizations........................................$145,086     190,810
Payable to customers (including free credit balances
 of $251,484, and $230,243 respectively).............. 293,216     270,761
Securities sold, but not yet purchased,at market value   2,315       1,420
Accrued expenses and other liabilities................  41,411      43,803
                                                       -------     -------
Total liabilities..................................... 482,028     548,694
                                                       -------     -------
Commitments and Contingencies.........................

                 STOCKHOLDERS' EQUITY

Preferred stock, par value $.001,authorized 10,000....
 shares; none outstanding.............................
Nonvoting common stock, par value $.001, authorized
 3,000 shares; none outstanding.......................
Voting common stock, par value $.001, authorized
 30,000 shares; issued 7,579 shares...................       8           8
Additional paid-in capital............................  39,582      39,582
Retained earnings.....................................  56,846      52,091
Treasury Stock, at cost - 820 shares and 582 shares,
 respectively.........................................  (9,630)     (6,373)
                                                       -------     -------
Total stockholders' equity............................  86,806      85,308
                                                       -------     -------
Total liabilities and stockholders' equity............$568,834    $634,002
                                                       =======     =======

The accompanying notes are an integral part of the unaudited consolidated financial statements.


<PAGE 4>

                         BHC FINANCIAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF INCOME
                       (In thousands, except per share amounts)
                                   (Unaudited)


                                                   Quarters ended
                                               -------------------------
                                                MARCH 29,     MARCH 31,
                                                  1996          1995
                                               -----------   -----------

Revenues:

 Clearing and execution fees...................... $8,865     $7,309
 Margin interest..................................  6,266      6,449
 Other interest...................................  1,275        793
 Commissions......................................  2,581      1,216
 Other............................................  4,989      3,232
                                                   ------     ------
  Total revenues.................................. 23,976     18,999

  Interest expense................................  3,627      4,176
                                                   ------     ------
  Net revenues.................................... 20,349     14,823
                                                   ------     ------
Expenses, excluding interest:
 Employees' compensation and benefits.............  5,809      4,798
 Floor brokerage and clearing.....................  1,662      1,271
 Communications...................................    907        513
 Occupancy and equipment..........................  1,587      1,515
 Other............................................  2,156      2,052
                                                   ------     ------
  Total expenses, excluding interest.............. 12,121     10,149
                                                   ------     ------
Income before income taxes........................  8,228      4,674
Provision for income taxes........................  3,256      1,772
                                                   ------     ------
Net income........................................ $4,972     $2,902
                                                    =====      =====

Earnings per share                                 $ 0.70     $ 0.40
                                                    =====      =====
Weighted average shares outstanding                 7,104      7,244
                                                    =====      =====




The accompanying notes are an integral part of the unaudited consolidated financial statements.

                      BHC FINANCIAL, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (In thousands)
                                (Unaudited)

                                                    Quarters ended
                                               -------------------------
                                                  MARCH 29,     MARCH 31,
                                                   1996          1995
                                               -----------    ----------
Cash flows from operating activities:
Net income ......................................  $4,972     $2,902
Adjustments to reconcile net income to net cash
 provided by operating activities:
 Depreciation and amortization...................     497        669
(Increase) decrease in operating assets:
 Cash and securities segregated under federal
  regulations....................................     (18)       (14)
 Receivable from brokers or dealers and clearing
  organizations..................................  62,929   (134,675)
 Receivable from customers.......................   7,887    (13,396)
 Securities owned................................  (5,565)       420
 Other assets....................................   3,074      2,912
Increase (decrease) in operating liabilities:
 Payable to brokers or dealers and clearing
  organizations.................................. (45,724)   141,999
 Payable to customers............................  22,455      9,550
 Securities sold, but not yet purchased..........     895     (1,489)
 Accrued expenses and other liabilities..........  (2,392)    10,335
                                                  -------     ------
 Cash provided by operating activities...........  49,010     19,213
                                                  -------     ------
Cash flows from financing activities:
Payments on short term loans, net.................(41,900)    (2,100)
Principal payments under capital lease obligations      -       (292)
Dividends paid....................................   (210)      (144)
Payments for purchases of common stock for treasury(3,280)    (1,229)
Proceeds from issuance of stock options...........     16          -
                                                   ------     ------
Cash used in financing activities.................(45,374)    (3,765)
                                                   ------     ------
Cash flows from investing activities:
Purchases of furniture, equipment and leasehold
 improvements.....................................   (602)      (355)
                                                   ------     ------
 Cash used in investing activities................   (602)      (355)
                                                   ------     ------
Increase in cash and cash equivalents.............  3,034     15,093
Cash and cash equivalents, beginning of period.... 21,517     34,538
                                                   ------     ------
Cash and cash equivalents, end of period..........$24,551    $49,631
                                                   ======     ======
Supplementary Information:
Cash paid for interest                             $5,929     $5,350
                                                   ======     ======
Cash paid for income taxes                          $ 307        $52
                                                   ======     ======

The accompanying notes are an integral part of the unaudited consolidated financial statements.

<PAGE 6>


              BHC FINANCIAL, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (Unaudited)
                          (in thousands)


1.   Summary of Significant Accounting Policies:

     The accompanying consolidated financial statements include the accounts of BHC Financial, Inc. (the "Parent") and its wholly-owned subsidiaries (collectively the "Company"), the most significant of which are BHC Securities, Inc.("BHC"), TradeStar Investments, Inc. ("TradeStar"), BHCM Inc. ("BHCM") and netVest, Inc. ("netVest"). All significant intercompany accounts and transactions have been eliminated in consolidation. The financial statements were prepared in accordance with generally accepted accounting principles which require the use of management's estimates.

     The Company prepares its interim consolidated financial statements as of the last Friday of the period. The consolidated financial statements for the quarters ended March 29, 1996 and March 31, 1995 are unaudited, and should be read in conjunction with the consolidated financial statements and notes thereto for the year-ended December 31, 1995 included in the Company's Annual Report to Stockholders. In the opinion of management, the interim consolidated financial statements reflect all adjustments of a normal and recurring nature necessary for a fair presentation of the information set forth therein. The results of operations for the quarter ended March 29, 1996 are not necessarily indicative of the operating results to be expected for the full year or any other period.

     BHC, TradeStar and BHCM are registered broker-dealers in securities under the Securities Exchange Act of 1934, as amended (the "1934 Act"). BHC provides integrated support and processing services to securities brokerage affiliates of banks and other financial institutions and TradeStar provides discount retail brokerage services and markets BHC's processing and support services to community banks. BHCM, a third party marketer, sells investment products including fixed and variable annuities and insurance. netVest provides telephone and PC inquiry, trading and quote services.

     Earnings per share is computed based on the weighted average number of shares outstanding and the effect of common stock equivalents if dilutive.

     Total revenues include related party revenues of $4,417, and $2,963, respectively; and interest expense includes related party interest expense of $1,719, and $1,062, respectively for the quarters ended March 29, 1996 and March 31, 1995.


2.   Net Capital Requirements:

     BHC is subject to the Securities and Exchange Commission's ("SEC") Uniform Net Capital Rule (Rule 15c3-1 under the 1934 Act) which requires the maintenance of minimum net capital. At March 29, 1996, BHC had net capital of $64,951, or approximately 17% of aggregate debit balances, which was $57,417 in excess of its minimum net capital requirement of $7,534.
<PAGE 7>

          BHC FINANCIAL, INC. AND SUBSIDIARIES
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                        (Unaudited)


3.   Litigation and Claims:

     On January 21, 1994, BHC received notice that a purported holder of a brokerage account with a BHC client filed a complaint in the Supreme Court of the State of New York which alleges that BHC received, in violation of New York statutory and common law, cash payments from market makers in certain securities (referred to as payment for order flow) in return for BHC executing customer orders with such market makers. In the complaint, the plaintiff seeks injunctive relief and damages, a return of cash payments for order flow, in addition to clearing and execution fees earned by BHC from January 1, 1990, certification of this matter as a class action, punitive damages, and costs and attorneys' fees in an unspecified amount. Payment for order flow is common practice within the securities industry. BHC removed this to the United States District Court for the Southern District of New York, and the federal court on December 18, 1995, dismissed the complaint for failure to state a claim upon which relief can be granted. The plaintiff has appealed the dismissal.


     In the opinion of management, the ultimate liability, if any, resulting from this matter will have no material effect on the Company's consolidated financial position. The materiality of this matter on the Company's future operating results depends on the level of future results of operations, as well as on the timing and amount of the ultimate outcome.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

     The Company's principal source of revenue is derived from providing processing and support services to securities brokerage affiliates of banks and other financial institutions and broker dealers. In addition, increased revenue is derived from commissions generated by the Company's retail brokerage subsidiary, TradeStar Investments, Inc.

     The Company's revenues are directly affected by trading volume and the level of interest rates charged on margin debit balances. The results of operations for the quarter ended March 29, 1996 are not necessarily indicative of the operating results to be expected for the full year or any other period.


RESULTS OF OPERATIONS

     Business conditions related to the provision of processing and support services to the securities brokerage affiliates of banks and other financial institutions and broker dealers were favorable in the first quarter of 1996 compared to the first quarter of 1995. Lower interest rates in the first quarter of 1996 when compared to the first quarter of 1995 have resulted in increased stock and mutual fund activity.

The information in the tables below should be considered when reading the discussion and analysis of operating results:

                                                              Percent Change
                                  For the Quarters Ended        Increase
                             March 29, 1996   March 31, 1995   (Decrease)
                             --------------   --------------  -------------

Total transactions processed
 (in thousands)                     565.0          369.9           53 %
Daily average transactions
 processed                          8,968          5,871           53 %
Transaction days in quarter            63             63            - %
Average margin debit balances
 (in thousands)                  $332,206       $323,961            3 %
Average broker call rate             7.11%          7.55%




First Quarter 1996 Compared to First Quarter 1995

    For the first quarter of 1996, net revenues increased $5,526,000, or 37%, over the first quarter of 1995. The increase was a result of increases in clearing and execution fees, commissions, net interest income and other interest income and other income ancillary to the securities brokerage industry. Clearing and execution fees increased $1,556,000 to $8,865,000, a 21% increase, which was due to a 53% increase in transactions processed offset by a 21% decrease in the average price per ticket. Generally in periods where daily transaction volumes are increasing, clearing and execution revenue will increase, while clearing and execution revenue per ticket will decline. This is due to BHC's volume discount program which rewards clients for high transaction volumes by reducing the charge per transaction when various volume levels are achieved.

    Net interest income (margin interest and other interest less interest expense) increased $848,000 to $3,914,000 in the first quarter of 1996 when compared to the same period last year. Margin interest decreased $183,000 due to the decrease in the average broker call rate of 44 basis points. Offsetting this drop in interest rates was an increase of $8.2 million in average margin balances outstanding which averaged $332.2 million at March 29, 1996 and $324.0 million at March 31, 1995. This increase in average balances was despite the loss of a single margin account of $30 million in the second quarter of 1995 as a result of management's determination that the account was unduly concentrated. Other interest income of $1,275,000 in the first quarter of 1996 increased $482,000, or 61% over the first quarter of 1995. The increase was due to increased securities lending business where BHC acts as both the borrower and the lender and makes a spread on the transaction. A decrease in the average Federal Funds rate of approximately 45 basis points led to a decrease in the Company's cost of borrowing, which resulted in interest expense decreasing $549,000, or 13%.

    Commissions on retail sales from TradeStar increased $1,365,000, or 112%, in the first quarter of 1996 compared to 1995. This was the result of transaction volume which was up 89% in the first quarter of 1996 when compared to the first quarter of 1995. Customer accounts purchased in the third quarter

<PAGE 10>


of 1995 represented 54% of the increase and the remainder of the increase was due to growth in retail activity.

    In the first quarter of 1996, other income increased $1,757,000, or 54%, over 1995. The increase was due to increases in the payments for order flow on some listed and some over-the-counter transactions, administrative fees related to money market and mutual fund transactions, revenues generated by netVest Inc.'s VoiceQuote product, and other fees ancillary to the processing of securities transactions.

    Expenses, excluding interest, increased by 19% in the first quarter of 1996 compared to the same period in 1995, primarily related to increases in employees' compensation and benefits, floor brokerage and clearing charges and communication costs.

    Employees' compensation and benefits increased $1,011,000, or 21%, in the first quarter of 1996 when compared to the first quarter of 1995. This increase was primarily due to the effect of staff additions related to the business units acquired in the third quarter of 1995 and normal and recurring salary adjustments as well as to increased bonus rates based on the performance of the Company in the first quarter of 1996. The number of average full time employees increased 14% (including business units acquired) over the first quarter of 1995.

    The increase in floor brokerage and clearing charges of $391,000, or 31%, in the first quarter of 1996 when compared to the first quarter of 1995, was related to the increase in transactions processed. Although these costs vary somewhat directly with transactions processed, they represented approximately 19% and 17% of clearing and execution fees for the first quarters of 1996 and 1995, respectively.

    Occupancy and equipment costs increased $72,000, or 5%, in the first quarter of 1996 when compared to the first quarter of 1996, due in part to increased variable costs related to mutual fund processing.

    Communications expenses increased $394,000, or 77%, in the first quarter of 1996 when compared to the first quarter of 1995, due in part to the costs associated with the PC and telephone inquiry, trading and quote services offered through netVest, Inc., which was acquired in the third quarter of 1995 and increased quote costs related to the Banquote product which provides low cost quote services to BHC's Clients.

    Other operating expenses increased $104,000, or 5%, in the first quarter of 1996 when compared to the first quarter of 1995. The primary reason for the increase was increased promotional expenses and state franchise taxes.

    The provision for income taxes increased $1,484,000 and the effective rate was 40% for the first quarter of 1996 and 38% for the first quarter of 1995. The increase in the effective tax rate was due to a reduction in state tax exempt income.


LIQUIDITY AND CAPITAL RESOURCES

    At March 29, 1996, 96% of assets consisted of cash, assets readily convertible into cash, and assets collateralized by marketable securities. Stockholders' equity was $86.8 million at March 29, 1996, up $1.5 million, or 2%, from December 31, 1995, which was due to the first quarter's earnings, offset by the repurchase of shares of the Company's common stock and dividends declared.


<PAGE 11>

    The Company has credit arrangements totaling $215,000,000 with several banks. These demand loans, which are used to finance receivables in customers' margin accounts, bear interest at the respective bank's overnight borrowing rate and are collateralized by securities held in customers' margin accounts and the Company's cash equivalents. At March 29, 1996, the Company had no borrowings under these arrangements. In the opinion of management, the Company's existing credit arrangements will be adequate to meet the Company's short-term operating capital needs.

    On April 17, 1996, the Company's Board of Directors declared a $.03 per share dividend payable May 15, 1996 to stockholders of record on May 1, 1996, resulting in a payment of approximately $196,000.

    The Company's Board of Directors previously authorized the repurchase, from time to time, of up to 1,099,000 of the Company's common stock in the open market, of which 828,000 have been repurchased as of March 29, 1996.

    BHC is subject to the requirements of the SEC and the NYSE, relating to liquidity, minimum net capital levels and the use of customer funds and securities. BHC has always operated in excess of the applicable minimum net capital requirements. See Note 2 of Notes to Unaudited Consolidated Financial Statements.


Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits - None

(b) Reports on Form 8-K:



  Date of Report             Item
  --------------            -------
  March 13, 1996               5

                            SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             BHC FINANCIAL, INC.

DATE:May 8, 1996             BY: /s/WILLIAM T. SPANE, JR.
                                 ------------------------
                                 William T. Spane
                                 Chairman of the Board
                                 Chief Executive Officer
                                 and President
                                 (Principal Executive Officer)



DATE:May 8, 1996             BY: /s/ LAWRENCE E. DONATO
                                 -------------------------
                                 Lawrence E. Donato
                                 Senior Vice President
                                 Chief Financial Officer
                                 and Treasurer
                                 (Principal Financial Officer)




DATE:May 8, 1996             BY: /s/ RICHARD M. BARE
                                 -------------------------
                                 Controller

                             Exhibit Index


Exhibit No.                                Description
- - -----------                                -----------
   27                                 Financial Data Schedule