Form 10-Q
period 1996-06-28
BHC FINANCIAL INC
filed 1996-08-12
CIK 885273

                        UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                            FORM 10-Q


     (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

          FOR THE QUARTERLY PERIOD ENDED JUNE 28, 1996

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

                       Yes X         No


     The number of shares of the Registrant's common stock, par value $.001 per share, outstanding as of August 12, 1996 was 6,457,377.

                BHC FINANCIAL, INC. AND SUBSIDIARIES
                    QUARTERLY REPORT ON FORM 10-Q
                FOR THE QUARTER ENDED June 28, 1996





PART I   FINANCIAL INFORMATION                                  Page

Item 1.  Financial Statements:

         Consolidated Statements of Financial Condition          3
         as of June 28, 1996 (unaudited) and
         December 31, 1995

         Consolidated Statements of Income (unaudited)           4
         for the quarters ended June 28, 1996 and
         June 30, 1995

         Consolidated Statements of Income (unaudited)           5
         for the six months ended June 28, 1996 and
         June 30, 1995

         Consolidated Statements of Cash Flows (unaudited)       6
         for the quarters ended June 28, 1996 and
         June 30, 1995

         Notes to Consolidated Financial Statements              7
         (unaudited)


 Item 2. Management's Discussion and Analysis of Financial       9
         Condition and Results of Operations



 PART II - OTHER INFORMATION

 Item 4.   Submission of Matters to a Vote of Security          13
           Holders

 Item 6.   Exhibits and Reports on Form 8-K                     14


          SIGNATURES                                            15


                              FINANCIAL STATEMENTS
                      BHC FINANCIAL, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                       (In thousands, except par values)

                                                      June 28,   December 31,
                                                        1996        1995
                                                     ----------  -----------
                                                     (Unaudited)

                           ASSETS

Cash and cash equivalents.............................$ 16,921   $  21,517
Cash and securities segregated under federal
 regulations..........................................   2,344       2,312
Receivable from brokers or dealers and clearing
 organizations........................................ 182,803     196,321
Receivable from customers............................. 514,023     377,535
Securities owned, at market value.....................  20,526      11,502
Furniture,equipment and leasehold improvements, net...   5,030       4,714
Intangible assets, net................................   4,595       4,799
Other assets..........................................  14,602      15,302
                                                       -------     -------
Total assets..........................................$760,844    $634,002
                                                       =======     =======

                      LIABILITIES

Short-term bank loans payable.........................$ 67,900    $ 41,900
Payable to brokers or dealers and clearing
 organizations........................................ 225,340     190,810
Payable to customers (including free credit balances
 of $305,341, and $230,243 respectively).............. 340,973     270,761
Securities sold, but not yet purchased,at market value   1,974       1,420
Accrued expenses and other liabilities................  37,033      43,803
                                                       -------     -------
Total liabilities..................................... 673,220     548,694
                                                       -------     -------
Commitments and Contingencies.........................

                 STOCKHOLDERS' EQUITY

Preferred stock, par value $.001,authorized 10,000....
 shares; none outstanding.............................
Nonvoting common stock, par value $.001, authorized
 3,000 shares; none outstanding.......................
Voting common stock, par value $.001, authorized
 30,000 shares; issued 7,579 shares...................       8           8
Additional paid-in capital............................  39,582      39,582
Retained earnings.....................................  61,640      52,091
Treasury Stock, at cost - 1,122 shares and 582 shares,
 respectively......................................... (13,606)     (6,373)
                                                       -------     -------
Total stockholders' equity............................  87,624      85,308
                                                       -------     -------
Total liabilities and stockholders' equity............$760,844    $634,002
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


<PAGE 4>

                         BHC FINANCIAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF INCOME
                       (In thousands, except per share amounts)
                                   (Unaudited)


                                                   Quarters ended
                                               -------------------------
                                                JUNE 28,      JUNE 30,
                                                  1996          1995
                                               -----------   -----------

Revenues:

 Processing and support services..................$13,548    $10,839
 Margin interest..................................  6,869      6,693
 Other interest...................................  1,206        868
 Commissions......................................  2,444      1,438
 Other............................................  1,090        536
                                                   ------     ------
  Total revenues.................................. 25,157     20,374

  Interest expense................................  4,105      4,102
                                                   ------     ------
  Net revenues.................................... 21,052     16,272
                                                   ------     ------
Expenses, excluding interest:
 Employees' compensation and benefits.............  5,728      5,138
 Floor brokerage and clearing.....................  1,536      1,510
 Communications...................................  1,020        597
 Occupancy and equipment..........................  1,628      1,554
 Other............................................  2,761      1,906
                                                   ------     ------
  Total expenses, excluding interest.............. 12,673     10,705
                                                   ------     ------
Income before income taxes........................  8,379      5,567
Provision for income taxes........................  3,389      2,096
                                                   ------     ------
Net income........................................ $4,990     $3,471
                                                    =====      =====

Earnings per share                                 $ 0.75     $ 0.48
                                                    =====      =====
Weighted average shares outstanding                 6,679      7,207
                                                    =====      =====




The accompanying notes are an integral part of the unaudited consolidated financial statements.








<PAGE 5>

                         BHC FINANCIAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF INCOME
                       (In thousands, except per share amounts)
                                   (Unaudited)


                                                   Six months ended
                                               -------------------------
                                                JUNE 28,      JUNE 30,
                                                  1996          1995
                                               -----------   -----------

Revenues:

 Processing and support services.................. $26,270   $20,730
 Margin interest..................................  13,135    13,142
 Other interest...................................   2,481     1,661
 Commissions......................................   5,025     2,654
 Other............................................   2,222     1,186
                                                    ------    ------
  Total revenues..................................  49,133    39,373

 Interest expense.................................   7,732     8,278
                                                    ------    ------
 Net revenues.....................................  41,401    31,095
                                                    ------    ------
Expenses, excluding interest:
 Employees' compensation and benefits.............  11,537     9,936
 Floor brokerage and clearing.....................   3,198     2,781
 Communications...................................   1,927     1,110
 Occupancy and equipment..........................   3,215     3,069
 Other............................................   4,917     3,958
                                                    ------    ------
  Total expenses, excluding interest expense......  24,794    20,854
                                                    ------    ------
Income before income taxes........................  16,607    10,241
Provision for income taxes........................   6,645     3,868
                                                    ------    ------
Net income........................................  $9,962    $6,373
                                                     =====     =====

Earnings per share                                  $ 1.47    $ 0.88
                                                     =====     =====
Weighted average shares outstanding                  6,777     7,227
                                                     =====     =====




The accompanying notes are an integral part of the unaudited consolidated financial statements.

                      BHC FINANCIAL, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (In thousands)
                                (Unaudited)

                                                   Six Months ended
                                               -------------------------
                                                  JUNE 28,     JUNE 30,
                                                   1996         1995
                                               -----------    ----------
Cash flows from operating activities:
Net income ......................................  $9,962     $6,373
Adjustments to reconcile net income to net cash
 (used in)provided by operating activities:
 Depreciation and amortization...................   1,017      1,339
(Increase)decrease in operating assets:
 Cash and securities segregated under federal
  regulations....................................     (32)       (30)
 Receivable from brokers or dealers and clearing
  organizations..................................  13,518    (55,912)
 Receivable from customers.......................(136,488)    21,925
 Securities owned................................  (9,024)      (521)
 Other assets....................................     700        926
Increase(decrease)in operating liabilities:
 Payable to brokers or dealers and clearing
  organizations..................................  34,530      8,833
 Payable to customers............................  70,212     81,451
 Securities sold, but not yet purchased..........     554     (1,792)
 Accrued expenses and other liabilities..........  (6,770)    14,911
                                                  -------     ------
 Cash(used in)provided by operating activities..  (21,821)    77,503
                                                  -------     ------
Cash flows from financing activities:
Payments on short term loans, net................. 26,000    (56,000)
Principal payments under capital lease obligations      -       (583)
Dividends paid....................................   (406)      (357)
Payments for purchases of common stock for treasury(7,256)    (2,444)
Proceeds from sale of treasury stock..............     16         24
                                                   ------     ------
Cash provided by(used in)financing activities..... 18,354    (59,360)
                                                   ------     ------
Cash flows from investing activities:
Purchases of furniture, equipment and leasehold
 improvements..................................... (1,129)      (812)
                                                   ------     ------
Cash used in investing activities................. (1,129)      (812)
                                                   ------     ------
(Decrease)Increase in cash and cash equivalents... (4,596)    17,331
Cash and cash equivalents, beginning of period.... 21,517     34,538
                                                   ------     ------
Cash and cash equivalents, end of period..........$16,921    $51,869
                                                   ======     ======
Supplementary Information:
Cash paid for interest                            $10,944    $13,396
                                                   ======     ======
Cash paid for income taxes                         $4,493     $3,576
                                                   ======     ======

The accompanying notes are an integral part of the unaudited consolidated financial statements.

<PAGE 7>


              BHC FINANCIAL, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (Unaudited)
                          (in thousands)


1.   Summary of Significant Accounting Policies:

     The accompanying consolidated financial statements include the accounts of BHC Financial, Inc. (the "Parent") and its wholly-owned subsidiaries (collectively the "Company"), the most significant of which are BHC Securities, Inc.("BHC"), TradeStar Investments, Inc. ("TradeStar"), BHCM Inc. ("BHCM") and netVest, Inc. ("netVest"). All significant intercompany accounts and transactions have been eliminated in consolidation. The financial statements were prepared in accordance with generally accepted accounting principles which require the use of management's estimates. Certain prior year amounts have been reclassified to conform with 1996 financial statement presentation.

     The Company prepares its interim consolidated financial statements as of the last Friday of the period. The consolidated financial statements for the quarters ended June 28, 1996 and June 30, 1995 are unaudited, and should be read in conjunction with the consolidated financial statements and notes thereto for the year-ended December 31, 1995 included in the Company's Annual Report to Stockholders. In the opinion of management, the interim consolidated financial statements reflect all adjustments of a normal and recurring nature necessary for a fair presentation of the information set forth therein. The results of operations for the quarter ended June 28, 1996 are not necessarily indicative of the operating results to be expected for the full year or any other period.

     BHC, TradeStar and BHCM are registered broker-dealers in securities under the Securities Exchange Act of 1934, as amended (the "1934 Act"). BHC provides integrated support and processing services to securities brokerage affiliates of banks and other financial institutions and TradeStar provides discount retail brokerage services and markets BHC's processing and support services to community banks. BHCM, a third party marketer, sells investment products including fixed and variable annuities and life insurance. netVest provides telephone and PC inquiry, trading and quote services.


     Earnings per share is computed based on the weighted average number of shares outstanding and the effect of common stock equivalents if dilutive.

     Total revenues include related party revenues of $2,775, $3,808, $7,192 and $6,771; respectively, and interest expense includes related party interest expense of $1,931, $1,347, $3,650 and $2,409, respectively for the quarters and six months ended June 28, 1996 and June 30, 1995.


2.   Net Capital Requirements:

     BHC is subject to the Securities and Exchange Commission's ("SEC") Uniform Net Capital Rule (Rule 15c3-1 under the 1934 Act) which requires the maintenance of minimum net capital. At June 28, 1996, BHC had net capital of $57,455, or approximately 11% of aggregate debit balances, which was $46,571 in excess of its minimum net capital requirement of $10,884.
<PAGE 8>

          BHC FINANCIAL, INC. AND SUBSIDIARIES
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                        (Unaudited)


3.   Litigation and Claims:

     On January 21, 1994, BHC received notice that a purported holder of a brokerage account with a BHC client filed a complaint in the Supreme Court of the State of New York which alleges that BHC received, in violation of New York statutory and common law, cash payments from market makers in certain securities (referred to as payment for order flow) in return for BHC executing customer orders with such market makers. In the complaint, the plaintiff seeks injunctive relief and damages, a return of cash payments for order flow, in addition to clearing and execution fees earned by BHC from January 1, 1990, certification of this matter as a class action, punitive damages, and costs and attorneys' fees in an unspecified amount. Payment for order flow is common practice within the securities industry. BHC removed this to the United States District Court for the Southern District of New York, and the federal court on December 18, 1995, dismissed the complaint for failure to state a claim upon which relief can be granted. The plaintiff has appealed the dismissal and is currently awaiting a decision by the United States Court of Appeals for the Second Circuit.


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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

     The Company's principal source of revenue is derived from providing processing and support services to securities brokerage affiliates of banks and other financial institutions and broker dealers. In addition, revenue is derived from commissions generated by the Company's retail brokerage subsidiary, TradeStar.

     The Company's revenues are directly affected by trading volume and the level of interest rates charged on margin debit balances. The results of operations for the quarter and six months ended June 28, 1996 are not necessarily indicative of the operating results to be expected for the full year or any other period.

     Oral and written statements regarding the Company's expectations as to its future operations and financial condition and certain other information constitute forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Although the Company believes that its expectations are based on reasonable assumptions within the bounds of its knowledge of its business and operations, there can be no assurance that actual results will not differ materially from its expectations. Factors which could cause actual results to differ from expectations include a general downturn in the economy or the stock markets and the related transaction activity, substantial changes in interest rates, the gain or loss of significant customers, unforeseen new competition, changes in government policy or regulation and unforeseen costs and other effects related to legal proceedings.

RESULTS OF OPERATIONS

     Business conditions related to the provision of processing and support services to the securities brokerage affiliates of banks and other financial institutions and broker dealers were favorable in the first six months of 1996 compared to the first six months of 1995. Lower interest rates in the first six months of 1996 when compared to the first six months of 1995 have resulted in increased stock and mutual fund activity.

The information in the tables below should be considered when reading the discussion and analysis of operating results:

                                 For the Quarters Ended       Percent Change
                             June 28, 1996    June 30, 1995      Increase
                             -------------    -------------   -------------

Total transactions processed
 (in thousands)                     609.4         416.9           46 %
Daily average transactions
 processed                          9,673         6,617           46 %
Transaction days in quarter            63            63            - %
Average margin debit balances
 (in thousands)                  $372,897      $332,316           12 %
Average broker call rate             7.00%         7.75%

                                For the Six Months Ended      Percent Change
                             June 28, 1996    June 30, 1995      Increase
                             -------------    -------------   -------------

Total transactions processed
 (in thousands)                   1,174.4         786.8           49 %
Daily average transactions
 processed                          9,321         6,244           49 %
Transaction days in period            126           126            - %
Average margin debit balances
 (in thousands)                  $352,551      $328,139            7 %
Average broker call rate             7.06%         7.65%


Second Quarter 1996 Compared to Second Quarter 1995

    For the second quarter of 1996, net revenues increased $4,780,000, or 29%, over the second quarter of 1995. The increase was a result of increases in processing and support service fees, commissions, net interest income and other income. Processing and support service fees increased $2,709,000 to $13,548,000, a 25% increase, which was due to a 46% increase in transactions processed offset by a 15% decrease in the average revenue per ticket. Generally in periods where daily transaction volumes are increasing, revenue will increase, while processing and support service revenue per ticket will decline. This is due to BHC's volume discount program which rewards clients for high transaction volumes by reducing the charge per transaction when various volume levels are achieved.

    Net interest income (margin interest income and other interest income less interest expense) increased $511,000 to $3,970,000 in the second quarter of 1996 when compared to the same period last year. Margin interest income increased $176,000 due to the increase in average margin balances outstanding by $40.6 million, which was partially offset by the decrease in the average broker call rate of 75 basis points. Margin balances outstanding averaged $372.9 million for the second quarter of 1996 and $332.3 million for the second quarter of 1995.

<Page 11>


Other interest income of $1,206,000 in the second quarter of 1996 increased $338,000, or 39% over the second quarter of 1995. The increase was due to increased securities lending business where BHC acts as both the borrower and the lender and makes a spread on the transaction and increases in interest earned on other interest bearing assets. A decrease in the average Federal Funds rate of approximately 80 basis points led to a decrease in the Company's cost of borrowing, which was offset by the increased funding needed for margin debit growth.

    Commissions on retail sales from TradeStar increased $1,006,000, or 70%, in the second quarter of 1996 compared to 1995. This was the result of transaction volume which was up 63% in the second quarter of 1996 when compared to the second quarter of 1995. Customer accounts purchased in the third quarter of 1995 represented 71% of the increase and the remainder of the increase was due to growth in retail activity.

    In the second quarter of 1996, other income increased $554,000, or 103%, over 1995. The increase was primarily due to increased quote service fees as a result of the acquisition of netVest in the third quarter of 1995.

    Expenses, excluding interest, increased by 18% in the second quarter of 1996 compared to the same period in 1995, primarily related to increases in employees' compensation and benefits, communication costs and other expenses.

    Employees' compensation and benefits increased $590,000, or 11%, in the second quarter of 1996 when compared to the second quarter of 1995. This increase was primarily due to the effect of staff additions related to the business units acquired in the third quarter of 1995 and normal and recurring salary adjustments. The number of average full time employees increased 11% (including business units acquired) over the second quarter of 1995.

    Occupancy and equipment costs increased $74,000, or 5%, in the second quarter of 1996 when compared to the second quarter of 1995, due in part to increased variable costs related to mutual fund processing, and increased rent as a result of the business units acquired in the third quarter of 1995.

    Communications expenses increased $423,000, or 71%, in the second quarter of 1996 when compared to the second quarter of 1995, due in part to the costs associated with the PC and telephone inquiry, trading and quote services offered through netVest, which was acquired in the third quarter of 1995 and increased quote costs related to the Banquote product which provides low cost quote services to BHC's Clients.

    Other operating expenses increased $855,000, or 45%, in the second quarter of 1996 when compared to the second quarter of 1995. The primary reason for the increase is related to systems development initiatives.

    The provision for income taxes increased $1,293,000 and the effective rate was 40% for the second quarter of 1996 and 38% for the second quarter of 1995. The increase in the effective tax rate was due to a reduction in state tax exempt income.



SIX MONTHS ENDED 1996 COMPARED TO THE SIX MONTHS ENDED 1995


    For the first six months of 1996, net revenue increased $10,306,000, or 33%, over the first six months of 1995. The increase was principally a result of increases in processing and support services fees, commissions, net interest income and other income. Processing and support services fees

<PAGE 12>

increased $5,540,000 to $26,270,000, a 27% increase which was due to a 49% increase in the number of transactions processed. See "Results of Operations-Second Quarter 1996 Compared to Second Quarter 1995" for the discussion on average revenue per ticket.

    Net interest income (margin interest income and other interest income less interest expense) increased $1,359,000 to $7,884,000 for the six months ended June 28, 1996 compared to the six months ended June 30, 1995. The increase was due to increases in stock lending activity and increases in income from other interest bearing assets.

    Commission on retail sales from TradeStar increased $2,371,000 or 89%, in the first six months of 1996 compared to 1995. TradeStar's transactions processed increased 75%. The increase in transactions was due principally to the purchase of the customer accounts in the third quarter of 1995.

    In the first six months of 1996, other income increased $1,036,000, or 87%, over the first six months of 1995. The increase was primarily due to quote service fees generated by netVest, which was acquired in the third quarter of 1995.

    Expenses, excluding interest, increased 19% in the first six months of 1996 compared to the same period in 1995, related to increases in employees' compensation and benefits, and other expenses.

    Employees' compensation and benefits increased $1,601,000, or 16%, over the first six months of 1995. See "Results of Operations - Second Quarter 1996 Compared to Second Quarter 1995" regarding the increase in staffing.

    The increase in floor brokerage and clearing charges of $417,000, or 15%, was related to the increase in transaction volume processed.

    Occupancy and equipment costs increased $146,000, or 5%, from period to period. See "Results of Operations - Second Quarter 1996 Compared to Second Quarter 1995."

    Communication expenses increased $817,000 or 74% over the first six months of 1995. See "Results of Operations - Second Quarter 1996 Compared to Second Quarter 1995" regarding the new business units acquired.

    Other operating expenses increased $959,000, or 24%, over the first six months of 1996 compared to 1995. The primary causes of the increase were due to costs related to systems development initiatives, state franchise taxes, and promotional expenses.

    The provision for income taxes increased $2,777,000 and the effective tax rate was 40% in 1996 and 38% in 1995. The increase in the effective tax rate was due to a reduction in state tax exempt income.


LIQUIDITY AND CAPITAL RESOURCES

    At June 28, 1996, 97% of assets consisted of cash, assets readily convertible into cash, and assets collateralized by marketable securities. Stockholders' equity was $87.6 million at June 28, 1996, up $2.3 million, or 3%, from December 31, 1995, which was due to the first six month's earnings, offset by the repurchase of shares of the Company's common stock and dividends declared.

    The Company has credit arrangements totaling $215,000,000 with several banks. These demand loans, which are used to finance receivables in customers' margin accounts, bear interest at the respective bank's overnight

<PAGE 13>

borrowing rate and are collateralized by securities held in customers' margin accounts and the Company's cash equivalents. At June 28, 1996, the Company had $67,900,000 in borrowings under these arrangements. In the opinion of management, the Company's existing credit arrangements will be adequate to meet the Company's short-term operating capital needs.

    On July 17, 1996, the Company's Board of Directors declared a $.03 per share dividend payable August 15, 1996 to stockholders of record on August 1, 1996, resulting in a payment of approximately $194,000.

    The Company's Board of Directors, under three specific authorizations, has authorized the repurchase, from time to time, of up to 1,699,000 shares of the Company's common stock in the open market, of which 1,130,000 shares have been repurchased as of June 28, 1996.

    BHC is subject to the requirements of the SEC and the NYSE, relating to liquidity, minimum net capital levels and the use of customer funds and securities. BHC has always operated in excess of the applicable minimum net capital requirements. See Note 2 of Notes to Unaudited Consolidated Financial Statements.


Item 4.  Submission of Matters to a Vote of Security Holders

     A.  The Annual Meeting of Shareholders was held on May 21, 1996.

     B.  Election of Directors

         The number of votes cast with respect to the election of the directors are as follows:

                                            FOR           WITHHOLD
         Richard L. Bunn                 5,422,436          9,682
         Carroll H. Crouch, Jr.          5,422,436          9,682
         John W. Saunders, Jr.           5,422,436          9,682

         The following directors' term of office as a director continued after the meeting:

         Robert T. Arnold                     Lawrence E. Donato
         Vincent G. Bell, Jr.                 William T. Spane, Jr.
         George L. Denton, Jr.

     C. In addition to the election of directors, the shareholders voted on a proposal to approve Coopers & Lybrand as the Company's independent accountants for the 1996 fiscal year. The number of votes cast with respect to such matters was as follows:

         Affirmative Votes - 5,419,761
         Negative Votes -        3,937
         Abstaining Votes -      8,420

Item 6.  Exhibits and Reports on Form 8-K

     A.  Exhibits

            NO.                 DESCRIPTION

            27                  Financial Data Schedule

     B.  Reports on Form 8-K

         None

                            SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             BHC FINANCIAL, INC.

DATE:AUGUST 12, 1996         BY: /s/WILLIAM T. SPANE, JR.
                                 ----------------------------
                                 William T. Spane
                                 Chairman of the Board
                                 Chief Executive Officer
                                 and President
                                 (Principal Executive Officer)



DATE:AUGUST 12, 1996         BY: /s/ LAWRENCE E. DONATO
                                  ---------------------------
                                 Lawrence E. Donato
                                 Senior Vice President
                                 Chief Financial Officer
                                 and Treasurer
                                 (Principal Financial Officer)




DATE:AUGUST 12, 1996         BY: /s/ RICHARD M. BARE
                                 ----------------------------
                                 Controller

                             Exhibit Index


Exhibit No.                                Description
- -----------                                -----------
   27                                 Financial Data Schedule