Form 10-Q
period 1996-09-27
BHC FINANCIAL INC
filed 1996-11-12
CIK 885273

                        UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                            FORM 10-Q


     (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

          FOR THE QUARTERLY PERIOD ENDED September 27, 1996

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

                       Yes X         No


     The number of shares of the Registrant's common stock, par value $.001 per share, outstanding as of November 1, 1996 was 6,330,850.

                BHC FINANCIAL, INC. AND SUBSIDIARIES
                    QUARTERLY REPORT ON FORM 10-Q
                FOR THE QUARTER ENDED September 27, 1996





PART I   FINANCIAL INFORMATION                                  Page

Item 1.  Financial Statements:

         Consolidated Statements of Financial Condition          3
         as of September 27, 1996 (unaudited) and
         December 31, 1995

         Consolidated Statements of Income (unaudited)           4
         for the quarters ended September 27, 1996 and
         September 29, 1995

         Consolidated Statements of Income (unaudited)           5
         for the nine months ended September 27, 1996 and
         September 29, 1995

         Consolidated Statements of Cash Flows (unaudited)       6
         for the quarters ended September 27, 1996 and
         September 29, 1995

         Notes to Consolidated Financial Statements              7
         (unaudited)


 Item 2. Management's Discussion and Analysis of Financial       9
         Condition and Results of Operations



 PART II - OTHER INFORMATION


 Item 6.   Exhibits and Reports on Form 8-K                     14


          SIGNATURES                                            15


                              FINANCIAL STATEMENTS
                      BHC FINANCIAL, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                       (In thousands, except par values)

                                                   September 27, December 31,
                                                      1996          1995
                                                   ------------  -----------
                                                     (Unaudited)

                           ASSETS

Cash and cash equivalents.............................$ 14,076    $ 21,517
Cash and securities segregated under federal
 regulations..........................................   2,381       2,312
Receivable from brokers or dealers and clearing
 organizations........................................ 218,248     196,321
Receivable from customers............................. 441,124     377,535
Securities owned, at market value.....................  14,992      11,502
Furniture,equipment and leasehold improvements, net...   4,987       4,714
Intangible assets, net................................   4,493       4,799
Other assets..........................................  14,275      15,302
                                                       -------     -------
Total assets..........................................$714,576    $634,002
                                                       =======     =======

                      LIABILITIES

Short-term bank loans payable.........................$ 41,200    $ 41,900
Payable to brokers or dealers and clearing
 organizations........................................ 232,315     190,810
Payable to customers (including free credit balances
 of $260,784, and $230,243 respectively).............. 300,742     270,761
Securities sold, but not yet purchased,at market value   3,162       1,420
Accrued expenses and other liabilities................  47,765      43,803
                                                       -------     -------
Total liabilities..................................... 625,184    $548,694
                                                       -------     -------
Commitments and Contingencies.........................

                 STOCKHOLDERS' EQUITY

Preferred stock, par value $.001,authorized 10,000....
 shares; none outstanding.............................
Nonvoting common stock, par value $.001, authorized
 3,000 shares; none outstanding.......................
Voting common stock, par value $.001, authorized
 30,000 shares; issued 7,579 shares...................       8           8
Additional paid-in capital............................  39,582      39,582
Retained earnings.....................................  65,171      52,091
Treasury Stock, at cost - 1,244 shares and 582 shares,
 respectively......................................... (15,369)     (6,373)
                                                       -------     -------
Total stockholders' equity............................  89,392      85,308
                                                       -------     -------
Total liabilities and stockholders' equity............$714,576    $634,002
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


<PAGE 4>

                         BHC FINANCIAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF INCOME
                       (In thousands, except per share amounts)
                                   (Unaudited)


                                                    Quarters ended
                                               ---------------------------
                                               SEPTEMBER 27, SEPTEMBER 29,
                                                  1996          1995
                                               ------------- -------------

Revenues:

 Processing and support services..................$11,379    $11,056
 Margin interest..................................  7,258      6,093
 Other interest...................................  1,134        915
 Commissions......................................  1,878      1,797
 Other............................................  1,405        878
                                                   ------     ------
 Total revenues................................... 23,054     20,739

 Interest expense.................................  4,307      3,631
                                                   ------     ------
   Net revenues................................... 18,747     17,108
                                                   ------     ------
Expenses, excluding interest:
 Employees' compensation and benefits.............  5,692      5,191
 Floor brokerage and clearing.....................  1,373      1,518
 Communications...................................    919        894
 Occupancy and equipment..........................  1,673      1,389
 Other............................................  2,944      2,227
                                                   ------     ------
  Total expenses, excluding interest.............. 12,601     11,219
                                                   ------     ------
Income before income taxes........................  6,146      5,889
Provision for income taxes........................  2,406      2,160
                                                   ------     ------
Net income........................................ $3,740     $3,729
                                                    =====      =====

Earnings per share                                 $ 0.57     $ 0.52
                                                    =====      =====
Weighted average shares outstanding                 6,534      7,163
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








<PAGE 5>

                         BHC FINANCIAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF INCOME
                       (In thousands, except per share amounts)
                                   (Unaudited)


                                                   Nine months ended
                                               ---------------------------
                                               SEPTEMBER 27, SEPTEMBER 29,
                                                  1996          1995
                                               ------------- -------------

Revenues:

 Processing and support services.................. $37,649   $31,786
 Margin interest..................................  20,393    19,235
 Other interest...................................   3,615     2,576
 Commissions......................................   6,903     4,451
 Other............................................   3,627     2,064
                                                    ------    ------
 Total revenues...................................  72,187    60,112

 Interest expense.................................  12,039    11,909
                                                    ------    ------
   Net revenues...................................  60,148    48,203
                                                    ------    ------
Expenses, excluding interest:
 Employees' compensation and benefits.............  17,229    15,127
 Floor brokerage and clearing.....................   4,571     4,299
 Communications...................................   2,846     2,004
 Occupancy and equipment..........................   4,888     4,458
 Other............................................   7,861     6,185
                                                    ------    ------
  Total expenses, excluding interest expense......  37,395    32,073
                                                    ------    ------
Income before income taxes........................  22,753    16,130
Provision for income taxes........................   9,051     6,028
                                                    ------    ------
Net income........................................ $13,702   $10,102
                                                    ======    ======

Earnings per share                                  $ 2.02    $ 1.40
                                                     =====     =====
Weighted average shares outstanding                  6,772     7,207
                                                     =====     =====




The accompanying notes are an integral part of the unaudited consolidated financial statements.

                      BHC FINANCIAL, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (In thousands)
                                (Unaudited)

                                                   Nine Months ended
                                               ----------------------------
                                                SEPTEMBER 27, SEPTEMBER 29,
                                                  1996          1995
                                               ------------- --------------
Cash flows from operating activities:
Net income ...................................... $13,702    $10,102
Adjustments to reconcile net income to net cash
 provided by operating activities:
 Depreciation and amortization...................   1,571      1,784
(Increase)decrease in operating assets:
 Cash and securities segregated under federal
  regulations....................................     (69)      (108)
 Receivable from brokers or dealers and clearing
  organizations.................................. (21,927)   (48,168)
 Receivable from customers....................... (63,589)    20,204
 Securities owned................................  (3,490)    (1,104)
 Other assets....................................   1,027     (1,966)
Increase(decrease)in operating liabilities:
 Payable to brokers or dealers and clearing
  organizations..................................  41,505     (2,979)
 Payable to customers............................  29,981     67,154
 Securities sold, but not yet purchased..........   1,742     (2,266)
 Accrued expenses and other liabilities..........   3,962     22,712
                                                  -------     ------
 Cash provided by operating activities..         4,415     65,365
                                                  -------     ------
Cash flows from financing activities:
Payments on short term loans, net.................   (700)   (75,900)
Principal payments under capital lease obligations      -       (583)
Dividends paid....................................   (600)      (569)
Payments for purchases of common stock for treasury(9,068)    (2,444)
Proceeds from sale of treasury stock..............     50         37
                                                   ------     ------
Cash used in financing activities....          (10,318)   (79,459)
                                                   ------     ------
Cash flows from investing activities:
Purchases of furniture, equipment and leasehold
 improvements..................................... (1,538)    (1,043)
Other.............................................    -       (3,163)
                                                   ------     ------
Cash used in investing activities................. (1,538)    (4,206)
                                                   ------     ------
Decrease in cash and cash equivalents...             (7,441)   (18,300)
Cash and cash equivalents, beginning of period.... 21,517     34,538
                                                   ------     ------
Cash and cash equivalents, end of period..........$14,076    $16,238
                                                   ======     ======
Supplementary Information:
Cash paid for interest                            $17,035    $19,002
                                                   ======     ======
Cash paid for income taxes                         $6,517     $5,651
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

<PAGE 7>


              BHC FINANCIAL, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (Unaudited)
                          (in thousands)


1.   Summary of Significant Accounting Policies:

     The accompanying consolidated financial statements include the accounts of BHC Financial, Inc. (the "Parent") and its wholly-owned subsidiaries (collectively the "Company"), the most significant of which are BHC
Securities, Inc.("BHC"), TradeStar Investments, Inc. ("TradeStar"), BHCM Inc. ("BHCM") and netVest, Inc. ("netVest"), which was acquired in the third quarter of 1995. All significant intercompany accounts and transactions have been eliminated in consolidation. The financial statements were prepared in accordance with generally accepted accounting principles which require the use of management's estimates. Certain prior year amounts have been reclassified to conform with 1996 financial statement presentation.

     The Company prepares its interim consolidated financial statements as of the last Friday of the period. The consolidated financial statements for the quarters ended September 27, 1996 and September 29, 1995 are unaudited, and should be read in conjunction with the consolidated financial statements and notes thereto for the year-ended December 31, 1995 included in the Company's Annual Report to Stockholders. In the opinion of management, the interim consolidated financial statements reflect all adjustments of a normal and recurring nature necessary for a fair presentation of the information set forth therein. The results of operations for the quarter ended September 27, 1996 are not necessarily indicative of the operating results to be expected for the full year or any other period.

     BHC, TradeStar and BHCM are registered broker-dealers in securities under the Securities Exchange Act of 1934, as amended (the "1934 Act"). BHC provides integrated support and processing services to securities brokerage affiliates of banks, broker dealers and other financial institutions and TradeStar provides discount retail brokerage services and markets BHC's processing and support services to community banks. BHCM, a third party marketer, sells investment products including fixed and variable annuities and life insurance. netVest provides telephone and PC inquiry, trading and quote services.


     Earnings per share is computed based on the weighted average number of shares outstanding and the effect of common stock equivalents if dilutive.

     Total revenues include related party revenues of $2,642, $3,478, $9,834 and $10,249; respectively, and interest expense includes related party interest expense of $2,079, $1,599, $5,729 and $4,008, respectively for the quarters and nine months ended September 27, 1996 and September 29, 1995.


2.   Net Capital Requirements:

     BHC is subject to the Securities and Exchange Commission's ("SEC") Uniform Net Capital Rule (Rule 15c3-1 under the 1934 Act) which requires the maintenance of minimum net capital. At September 27, 1996, BHC had net capital of $56,353, or approximately 12% of aggregate debit balances, which was $47,279 in excess of its minimum net capital requirement of $9,074.
<PAGE 8>

          BHC FINANCIAL, INC. AND SUBSIDIARIES
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                        (Unaudited)

3.   Litigation and Claims:

     On January 21, 1994, BHC received notice that a purported holder of a brokerage account with a BHC client filed a complaint in the Supreme Court of the State of New York which alleges that BHC received, in violation of New York statutory and common law, cash payments from market makers in certain securities (referred to as payment for order flow) in return for BHC executing customer orders with such market makers. In the complaint, the plaintiff seeks injunctive relief and damages, a return of cash payments for order flow, in addition to clearing and execution fees earned by BHC from January 1, 1990, certification of this matter as a class action, punitive damages, and costs and attorneys' fees in an unspecified amount. Payment for order flow is common practice within the securities industry. BHC removed this to the United States District Court for the Southern District of New York, and the federal court on December 18, 1995, dismissed the complaint for failure to state a claim upon which relief can be granted. The plaintiff has appealed the dismissal and the parties are currently awaiting a decision by the United States Court of Appeals for the Second Circuit.


     In the opinion of management, the ultimate liability, if any, resulting from this matter will have no material effect on the Company's consolidated financial position. The materiality of this matter on the Company's future operating results depends on the level of future results of operations, as well as on the timing and amount of the ultimate outcome.

4.   Subsequent Events:

     Affiliates of Private Capital Management ("PCM"), an investment advisory firm that has dispositive powers for 19.1% of the outstanding shares of the Parent, met with the Board of Directors on Tuesday, October 15, 1996 and presented a letter stating that they believed a transaction could be structured to acquire all outstanding shares of the Parent at a signficant premium over the September 30, 1996 closing price. The Board has formed a special committee of independent directors to evaluate the letter and will respond to PCM in due course.

     USAA Brokerage Services ("USAA"), has advised management that they intend to internalize their brokerage operations in the latter half of 1997. USAA represented 9% of total revenues for 1995. USAA said that because of the news surrounding the PCM letter and because it was an investor of BHCF, it felt compelled to notify the Company even though the terms of their contract require only four months notice.

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

     The Company's revenues are directly affected by trading volume and the level of interest rates charged on margin debit balances. The results of operations for the quarter and nine months ended September 27, 1996 are not necessarily indicative of the operating results to be expected for the full year or any other period.

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

RESULTS OF OPERATIONS

     Business conditions related to the provision of processing and support services to the securities brokerage affiliates of banks,other financial institutions and broker dealers were favorable in the first nine months of 1996 compared to the first nine months of 1995. Declining interest rates early in 1996 have resulted in increased stock and mutual fund activity.

The information in the tables below should be considered when reading the discussion and analysis of operating results:

                             For the Quarters Ended            Percent Change
                       September 27, 1996 September 29, 1995     Increase
                       ------------------ ------------------  --------------

Total transactions processed
 (in thousands)                     499.6       428.4              17 %
Daily average transactions
 processed                          7,930       6,800              17 %
Transaction days in quarter            63          63               - %
Average margin debit balances
 (in thousands)                  $396,016    $309,363              28 %
Average broker call rate             7.00%       7.54%


                            For the Nine Months Ended         Percent Change
                       September 27, 1996 September 29, 1995     Increase
                       ------------------  -----------------  --------------

Total transactions processed
 (in thousands)                   1,674.0      1,215.1             38%
Daily average transactions
 processed                          8,857        6,429             38%
Transaction days in period            189          189              -%
Average margin debit balances
 (in thousands)                  $367,040      $321,880            14%
Average broker call rate             7.04%         7.61%


    Net revenues increased to $18,747,000 in the third quarter of 1996, $1,639,000 or 10% greater than the $17,108,000 generated in the third quarter of 1995. Net revenues for the nine months ended September 27, 1996 reached $60,148,000 which was $11,945,000 or 25% greater than the $48,203,000, generated in the nine months ended September 29, 1995. The increases were the result of increases in Processing and Support Service fees, net interest income, commissions and other income.

     Processing and Support Service fees increased to $11,379,000, for the third quarter of 1996 from $11,056,000 in the third quarter of 1995 and to $37,649,000 in the nine months ended September 27, 1996 from $31,786,000 for the nine months ended September 29, 1995 an 18% increase. The increase was due to increased trading volume of 17% for the quarter and 38% in the nine month period. The financial results of the third quarter of 1996 reflect the loss of three clients which was offset by transactions from new clients signed late in 1995 and throughout 1996. The financial results of the third quarter of 1996 also reflect a slow down in market activity which generally occurs in the summer months. For the nine month period trading volume was influenced by an active stock market. The average revenue per ticket declined by 12% and 14% in the three month and nine month periods ended September 27, 1996 when compared to the three months and nine months ended September 29, 1995. Generally in periods where daily transaction volumes are increasing, revenue will increase, while processing and support service revenue per ticket will decline. This is

<PAGE 11>

due to BHC's volume discount program which rewards clients for high transaction volumes by reducing the charge per transaction when various volume levels are achieved. In addition, the company faces pressure on margins as clients become larger due to the threat of clients internalizing their brokerage processing and support functions and due to general pricing pressure from market competition.

    Net interest income (margin interest income and other interest income less interest expense) increased to $4,085,000 in the third quarter of 1996 from $3,377,000 in the third quarter of 1995, a 21% increase. Net interest income increased to $11,969,000 for the nine months ended September 27, 1996 from $9,902,000 for the nine months ended September 29, 1995, a 21% increase. The increases were due to increases in margin and other interest bearing assets. Margin interest increased to $7,258,000 in the third quarter of 1996 from $6,093,000 in the third quarter of 1995, a 19% increase. For the nine months ended September 27, 1996 margin interest increased to $20,393,000 from $19,235,000 in the nine months ended September 29, 1995, a 6% increase. Average margin balances outstanding increased $86,653,000 and $45,160,000 for the quarter and nine months ending September 27, 1996 when compared to the same 1995 periods. Offsetting these increases were decreases in the average broker call rate of 54 and 57 basis points for the quarter and nine months ended September 27, 1996 when compared to the same 1995 periods.

    Other interest income increased to $1,134,000 in the third quarter of 1996 from $915,000 in the third quarter of 1995, a 24% increase and to $3,615,000 for the nine months ending September 27, 1996 from $2,576,000 for the nine months ended September 29, 1995, a 40% increase. A decrease in the average Federal Funds rate of approximately 61 basis points for both the quarter and nine months ended September 27, 1996 when compared to the same periods last year, led to a decrease in the Company's rate for borrowing which kept interest expense flat. This decline was offset by the increased funding needed for the growth in interest bearing assets.

    Commissions on retail sales from TradeStar increased to $1,878,000, in the third quarter of 1996 from $1,797,000 in the third quarter of 1995, an increase of 5%, and to $6,903,000 for the nine months ending September 27, 1996 from $4,451,000 for the nine months ended September 29, 1995, an increase of 55%. This was the result of transaction volume which was up 6% in the third quarter of 1996 when compared to the third quarter of 1995 and up 48% for the nine months ending September 27, 1996 compared to the nine months ending September 29, 1995. Customer accounts purchased in the third quarter of 1995 represented 52% of the increase and the remainder of the increase was due to growth in retail activity.

    In the third quarter of 1996, other income increased to $1,405,000 from $878,000 in the third quarter of 1995, a 60% increase, and to $3,627,000 for the nine months ended September 27, 1996 from $2,064,000 for the nine months ending September 29, 1995, a 76% increase. The increases were primarily due to increased quote service fees and income from investments.

    Expenses, excluding interest, increased by 12% in the third quarter of 1996 compared to the same period in 1995 and by 17% for the nine months ended September 27, 1996 when compared to the nine months ended September 29, 1995. The increases were primarily related to increases in employees' compensation and benefits, communication costs, occupancy and equipment, and other expenses.

    Employees' compensation and benefits increased to $5,692,000, in the third quarter of 1996 from $5,191,000 in third quarter of 1995, a 10% increase. For the nine month period ending September 27, 1996, employees compensation increased to $17,229,000 from $15,127,000 for the same period last year, a 14% increase. These increases were primarily due to the effect of the staff

<PAGE 12>

additions related to a business unit acquired late in the third quarter of 1995 and normal and recurring salary adjustments. Average full time equivalents increased by 4% and 9% in the third quarter and nine months ended September 27, 1996 when compared to the third quarter and nine months ended September 29, 1995.

    Occupancy and equipment costs increased to $1,673,000, in the third quarter of 1996 from $1,389,000 in the third quarter of 1995, a 20% increase and to $4,888,000 for the nine months ended September 27, 1996 from $4,458,000 for the nine months ended September 29, 1995, a 10% increase. This was due in part to increased variable costs related to mutual fund processing, and increased rent as a result of the business units acquired in the third quarter of 1995.

    Communications expenses increased to $919,000, in the third quarter of 1996 from $894,000 in the third quarter of 1995, a 3% increase and to $2,846,000 for the nine months ended September 27, 1996 from $2,004,000 for the nine months ended September 29, 1995, a 42% increase. The increase quarter to quarter was due to general price inflation. The increase in year to date was due in part to the costs associated with the PC and telephone inquiry, trading and quote services offered through netVest, which was acquired early in the third quarter of 1995.

    Other operating expenses increased to $2,944,000 in the third quarter of 1996 from $2,227,000 in the third quarter of 1995, a 32% increase and to $7,861,000 for the nine months ended September 27, 1996 from $6,185,000 in the nine months ended September 29, 1995, a 27% increase. The primary reason for the increases are related to systems development initiatives for order entry products that will continue to be funded through the fourth quarter of 1996.

    The provision for income taxes was increased to $2,406,000 and the effective rate was 39% for the third quarter of 1996 compared to a 37% effective rate recorded in the third quarter of 1995. The provision for income taxes for the nine months ended September 27, 1996 was $9,051,000 for an effective rate of 40%, compared to a 37% effective rate for the nine months ended September 29, 1995. The increase in the effective tax rates was due to a reduction in state tax exempt income.

LIQUIDITY AND CAPITAL RESOURCES

    At September 27, 1996, 97% of assets consisted of cash, assets readily convertible into cash, and assets collateralized by marketable securities. Stockholders' equity was $89.4 million at September 27, 1996, up $4 million, or 5%, from December 31, 1995, which was due to the first nine month's earnings, offset by the repurchase of $9 million in shares of the Company's common stock and dividends declared.

    The Company has credit arrangements totaling $215,000,000 with several banks. These demand loans, which are used to finance receivables in customers' margin accounts, bear interest at the respective bank's overnight borrowing rate and are collateralized by securities held in customers' margin accounts. At September 27, 1996, the Company had $41,200,000 in borrowings under these arrangements. In the opinion of management, the Company's existing credit arrangements will be adequate to meet the Company's short-term operating capital needs.

    On October 16, 1996, the Company's Board of Directors declared a $.03 per share dividend payable November 15, 1996 to stockholders of record on November 1, 1996, resulting in a payment which will be approximately $190,000.




<PAGE 13>

    On November 12, 1996, the Company declared a dividend of one preferred share purchase right (a "Right") for each outstanding share of common stock of the Company. The dividend is payable on December 5, 1996 to the stockholders of record on November 25, 1996 (the "Record Date"). Each Right entitles the registered holder to purchase from the Company one one-hundredth of a share of Series A Junior Participating Preferred Stock, par value $.001 per share, of the Company (the "Preferred Stock") at a price of $64.00 per one one-hundredth of a share of Preferred Stock (the "Purchase Price"), set forth in a Rights Agreement dated as of November 12, 1996, as the same may be amended from time to time (the "Rights Agreement"), between the Company and American Stock Transfer & Trust Co., as Rights Agent.

    The Company's Board of Directors, under three specific authorizations, has authorized the repurchase, from time to time, of up to 1,699,000 shares of the Company's common stock in the open market, of which 1,257,000 shares have been repurchased as of September 27, 1996.

     BHC is subject to the requirements of the SEC and the NYSE, relating to liquidity, minimum net capital levels and the use of customer funds and securities. BHC has always operated in excess of the applicable minimum net capital requirements. See Note 2 of Notes to Unaudited Consolidated Financial Statements.


OTHER

     As previously reported, the Board formed an independent committee of the Board. The Committee has hired an investment banker to study strategic alternatives for the Company.







































<PAGE 14>


Item 6.  Exhibits and Reports on Form 8-K

     A.  Exhibits

            NO.                 DESCRIPTION

            4                   Rights Agreement
            27                  Financial Data Schedule

     B.  Reports on Form 8-K

         Item              Date of Report

         5                      October 15, 1996

                            SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             BHC FINANCIAL, INC.

DATE:NOVEMBER 12, 1996       BY: /s/WILLIAM T. SPANE, JR.
                                 ----------------------------
                                 William T. Spane
                                 Chairman of the Board
                                 Chief Executive Officer
                                 and President
                                 (Principal Executive Officer)



DATE:NOVEMBER 12, 1996       BY: /s/ LAWRENCE E. DONATO
                                  ---------------------------
                                 Lawrence E. Donato
                                 Senior Vice President
                                 Chief Financial Officer
                                 and Treasurer
                                 (Principal Financial Officer)




DATE:NOVEMBER 12, 1996       BY: /s/ RICHARD M. BARE
                                 ----------------------------
                                 Controller

                             Exhibit Index


Exhibit No.                                Description
-----------                                -----------
   27                                 Financial Data Schedule