Form 10-K
period 1996-12-31
BHC FINANCIAL INC
filed 1997-03-14
CIK 885273

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

               (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                     FOR THE YEAR ENDED DECEMBER 31, 1996

                          Commission File No. 0-20185
                                              -------

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

       Securities registered pursuant to Section 12(b) of the Act:  None

          Securities registered pursuant to Section 12(g) of the Act:
                   Common Stock, par value $0.001 per share
                               (Title of Class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                        Yes X         No
                                           ---           ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X].

     The number of shares of the Registrant's Common Stock, par value $.001 per share, outstanding as of March 10, 1997 was 6,330,850. The aggregate market value of voting stock held by nonaffiliates of the Registrant was $149,891,840 as of March 10, 1997.

                      Documents Incorporated by Reference
                      -----------------------------------

None.

                                    PART I

Item 1. Business
        --------

General

                                  THE COMPANY

     BHC Financial, Inc. (the "Company"), through its principal business unit, BHC Securities, Inc. ("BHC"), is a leading national third-party provider of integrated processing and support services to broker-dealers and financial institutions ("Clients"). During 1996, BHC processed, on behalf of its Clients, approximately 2.2 million transactions for over 1.1 million retail brokerage accounts. To enable its Clients to outsource key securities processing functions, BHC provides cost effective integrated trade execution, clearing, margin lending, customer account processing and other customized programs, reports and services ("Processing and Support Services").

     BHC, which is headquartered in Philadelphia, Pennsylvania, was organized in 1983 primarily for the purpose of providing Processing and Support Services to affiliates of the Company's founding stockholders, all of which were banks or bank holding companies. Clients that have an employee or officer serving as a director of the Company are considered related parties for financial reporting purposes and in 1996 accounted for approximately 13% of the Company's total revenue.

     Through TradeStar Investments, Inc. ("TradeStar"), a regional brokerage firm headquartered in Houston, Texas, the Company also offers retail brokerage services at discount commission rates. TradeStar also markets BHC's Processing and Support Services throughout the United States.

     The Company also offers mutual funds, annuities and other life insurance products as a third party marketer to banks and other financial institutions through BHCM Inc. ("BHCM"), a licensed insurance agency and registered broker-dealer headquartered in Houston, Texas. BHCM also acts as an extension of TradeStar in marketing brokerage services to community banks. F.T. Agency, Inc. ("FT") and Tower Agency, Inc. ("Tower"), are licensed insurance agencies organized to facilitate the sale of annuities and other life insurance products offered to customers of Fifth Third Securities, Inc. and Provident Securities and Investments, Inc., respectively. Fifth Third Securities, Inc. is an affiliate of a stockholder of the Company.

     BHC, TradeStar and BHCM are members of the National Association of Securities Dealers, Inc. ("NASD"), Securities Investor Protection Corporation ("SIPC") and other regulatory and trade organizations. BHC is a member firm, and has employees located on the trading floors of the New York Stock Exchange, Inc. ("NYSE") and the Philadelphia Stock Exchange, Inc. and is a member firm of the American Stock Exchange, Inc. and the Chicago Stock Exchange, Inc. and is a licensed broker-dealer in all 50 states of the United States, the District of Columbia and the Commonwealth of Puerto Rico.

     The Company was incorporated as a Delaware corporation in 1983 and its principal executive offices are located at One Commerce Square, 2005 Market Street, Philadelphia, Pennsylvania 19103-3212. Its telephone number is
(215) 636-3000.

     Unless the context otherwise requires, as used herein, the term the "Company" includes BHC Financial, Inc. and its subsidiaries.

Nature of the Company's Businesses

     The Company's businesses, by their nature, are subject to various risks, including substantial fluctuations in volume levels of securities transactions processed, losses from customer defaults, litigation and employee misconduct.

     Processing and support service fees and commission revenues are directly related to transaction volumes. In periods of low volume, profitability is adversely affected because certain expenses consisting primarily of salaries, computer hardware and software costs and occupancy expenses remain relatively fixed. In 1996, such expenses were approximately $35,254,000, or approximately 52% of total expenses including interest expense. Variations in transaction volume may cause the Company's operating results to fluctuate significantly on a quarterly basis.

     Except for margin debit balances carried by BHC on behalf of Tradestar, which as of December 31, 1996 totaled $52,290,000, the risk of loss from customer defaults is generally contractually allocated to the Client for which BHC is acting pursuant to a Clearing Agreement between BHC and the Client (the "Clearing Agreement"). There can be no assurance that in all instances BHC will recover the full amount or any part of such loss. BHC would bear losses arising out of customer defaults to the extent they could not be collected from the Client and/or the customer. See Note 11 to the Company's Consolidated Financial Statements.

     BHC, TradeStar and BHCM, like all firms involved in the securities business, are subject to litigation from time to time in connection with their activities. See Item 3, Legal Proceedings.

Processing and Support Services

     BHC provides a comprehensive range of Processing and Support Services that support virtually all aspects of a bank or other financial institution's retail brokerage operation. This "Single Source" solution is provided through an on-line, real-time computerized brokerage system that integrates a sophisticated order-matching and accounting system. This system enables BHC to execute and clear a high volume of transactions and provide a number of ancillary account administration services, including all transaction accounting, the extension and maintenance of credit to the Client's customers and the daily administration and processing of cash sweeps to money market funds and deposit accounts.

     Transaction Execution and Clearing. The execution process begins when the Client accepts its customers' order for the purchase or sale of securities and electronically transmits the order to BHC via BHC's computer network for processing. BHC, in turn, routes the order to the appropriate market for execution. Approximately 80% of all transactions executed by BHC are processed automatically through sophisticated order-matching systems which route the order to the appropriate markets for execution. The balance of the transactions are executed by BHC personnel. In the execution of some listed and over-the-counter transactions, BHC receives payment for the order flow. See Item 3, Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 10 to the Company's Consolidated Financial Statements. At the time of execution, a printed confirmation containing the details of each transaction is automatically generated and printed at the Client's location and the transaction is recorded by BHC in the customer's account. This permits the Client to report the impact of the transaction on the account to the customer promptly after receipt of the order. Customer accounts are covered by SIPC for up to $500,000 ($100,000 in cash) and are provided with additional protection by a domestic insurance carrier of $24,500,000 per account.

     BHC clears all of the transactions which it executes for its Clients, as well as certain transactions which are executed by the Clients. A transaction is cleared by taking possession of the customer's cash, if securities are being purchased, or by taking possession of the certificates, if any, if securities are being sold. BHC delivers the cash or certificates to the broker for the counterparty to the transaction generally through a clearing corporation. Cash or certificates received by BHC for an account are either held in the account or delivered to the customer. BHC maintains customer securities at several regulatory-approved depositories.

     Through BHC Trading Corp., a specialist unit of the Philadelphia Stock Exchange, the Company acts as a market maker in approximately 51 exchange listed companies.

     Net Interest. BHC derives interest income primarily from customer margin loans and securities lending activities.

          Margin Loans. Transactions in securities are effected on either a cash
          ------------
          or margin basis. In margin transactions, BHC extends credit for a portion of the purchase price, which is collateralized by securities and cash in the customer's account, and receives income from interest charged on such extension of credit. The amount of the loan is subject to the initial margin requirements included in Regulation T of the Federal Reserve Board and the NYSE margin requirements. BHC's internal policies generally call for stricter maintenance requirements than the NYSE requirements. BHC is subject to the risk of a market decline that could reduce the value of the collateral held in an account below the customer's indebtedness before the collateral could be sold. Margin agreements with account holders permit BHC to liquidate securities in an account with or without prior notice in the event of an insufficient amount of margin collateral. Despite these agreements, BHC may be unable to liquidate an account holder's securities for various reasons, including the illiquidity of pledged securities, an undue concentration of certain securities pledged or a trading halt of pledged securities.

          Interest is charged to customer accounts on the amount borrowed to finance margin transactions at a rate determined by BHC. At December 31, 1996, margin receivables were approximately $461,501,000.

          The primary source of funds to finance margin account balances has been the free credit balances in customer accounts. As of December 31, 1996, customers' credit balances in accounts available to BHC were approximately $318,300,000. BHC pays interest to certain accounts and pays a fee to the introducing Clients on most of the funds at a rate determined periodically by BHC which is below the broker call rate.

          Stock Loan Activities. BHC's securities borrowing and lending
          ---------------------
          activities involve (i) borrowing securities to cover short sales and to complete transactions in which customers have failed to deliver securities by the settlement date; (ii) lending securities to other brokers and dealers for similar purposes; and (iii) borrowing a security from one broker-dealer, at an agreed upon rate, and then simultaneously lending it out to another broker-dealer at a lower rate. When lending securities, BHC receives cash and generally pays a rebate (based on the amount of cash deposited) to the counterparty to the transaction. BHC uses the cash received as collateral for securities it loans as a source of funding for margin debit balances. BHC is either an agent or principal in these securities borrowing and lending transactions and may become liable for losses in the event of a failure of any other party to honor its contractual obligations.

          BHC makes available a security lending service to financial institutions which gives them the ability to participate in the securities lending market. This service allows the financial institution to enhance the yields of the portfolios they manage without the expense of developing and maintaining an in-house program. BHC receives a fee for these services based on the amount of securities out on loan.

Complementary Products and Services

     In addition to traditional Processing and Support Services, BHC actively seeks to expand its array of complementary outsourcing services to new and existing Clients. Complementary products include:

     Processing for Bank and Capital Markets Departments. BHC offers a product that delivers an integrated brokerage and accounting system to bank capital market departments typically involved in trading U.S. Government and municipal securities and bankers acceptances. This product enables bank capital markets departments to execute and account for trades, while at the same time allowing BHC to clear and settle the transactions and carry the accounts of the departments' customers.

     Mutual Fund Processing. BHC makes available to its Clients over 4,000 mutual funds, which include approximately (i) 800 no load funds, 28 of which are Clients' proprietary funds; (ii) 400 no transaction fee mutual funds; and (iii) 3,200 load funds of which 247 are Clients' proprietary funds. BHC's proprietary Mutual Fund Profile and Order Entry Systems provide extensive marketing and operational support which aids the Clients' efforts to market mutual funds. In addition, BHC's prospectus mailing program allows Clients to outsource their prospectus mailing requirements in connection with mutual fund sales.

     Retirement Accounts. BHC makes available a variety of retirement plan products including self-directed retirement plans ("SDIRA"), Keoghs, SEPs, SIMPLE Individual Retirement Accounts and 401(k) plans. BHC's retirement products are designed to integrate an individual's retirement account with a brokerage account, with BHC providing all associated transaction accounting, as well as all required tax reporting. BHC's retirement products allow Clients affiliated with a bank to have the bank act as trustee and allow Clients to select proprietary money market and mutual funds and proprietary certificates of deposit as investment options.

     Equity Dividend Reinvestment. BHC's equity dividend reinvestment program allows customers to direct cash dividend payments of $10.00 or more to purchase additional full and fractional shares of the same security. Virtually all listed equity securities (common shares) are available. Full and fractional shares are tracked by our system and displayed in the customer's brokerage account on-line and are printed on the customer statement.

     BHC Broker's Advantage. BHC Broker's Advantage is a windows-based contact management and sales system designed for full service brokers to sell and service customers effectively and efficiently. With this product, a registered representative can manage appointments, create customer profiles, open accounts, print applications and submit orders all from a laptop computer. This product also provides for the ability to manage the administrative and compliance sides of the sales process more efficiently and consistently. Approved product lists, marketing communications, applications and other forms can be created and controlled through the system's administrative functions.

     BHC Broker's Vision. BHC Broker's Vision is a graphical user system that was designed with the work force of a discount broker in mind. BHC Broker's Vision displays multiple mainframe brokerage functions on one screen in a Windows-based format.

     Investor's Workbench. Developed by the Company's subsidiary, netVest, Inc. ("netVest"), Investor's Workbench is an on-line trading and portfolio maintenance system designed for customer direct access using their personal computers. An Internet version is also available.

     Through this product, customers have the ability to take a more active role in their trading activities by (i) requesting quotes for stocks, mutual funds and options on all exchanges; (ii) the placement of orders; and
     (iii) the ability to obtain status reports for previously placed orders.

     IMA Account. BHC offers an investment management account ("IMA") product that allows checking privileges on brokerage accounts. The Client may use its affiliated bank to clear the checks.

     Customized Programming. BHC provides its Clients with customized software programming thereby allowing them to offer a brokerage product that is unique to their business niche.

     Annuity Processing. BHC provides annuity clearing services which allows for the annuity transaction to appear on a monthly customer statement thereby enabling the customer to have one source of information for all of his or her investments.

     In addition to these complementary products, the Company also provides network technology through netVest. netVest provides low cost quote services to Clients, including PC and telephone inquiry and trading. netVest currently markets brokerage order entry capability through personal computers and other brokerage product applications suitable for delivery on the Internet.

Retail Brokerage Business

     The Company provides retail brokerage services at discount commission rates through TradeStar. The TradeStar customer base is a large diversified group that reaches throughout the United States. In addition, TradeStar provided discount brokerage services for correspondent banks. See Item 1. Business - The Company - Third Party Marketing Activities.

     All securities transactions for TradeStar's accounts are cleared through BHC. In 1996, TradeStar's customers accounted for approximately 147,000 trades, or 7%, of BHC's total transaction volume and approximately 13% of the Company's total operating income. At December 31, 1996, TradeStar had approximately 51,000 accounts carried by BHC of which 846 were margin accounts with debit balances totaling approximately $52,290,000.

     The products and services offered by TradeStar include such mainstream investment vehicles as stocks, options, bonds, tax-free investments, mutual funds, annuities and retirement accounts. TradeStar also offers money market funds with automatic daily sweeping and check writing privileges. The TradeStar Express account provides deep discount commission rates, low margin rates and no-fee SDIRA products for the active investor. In 1996, this service accounted for approximately 43,561 trades or 29% of the total transactions for TradeStar.

Third Party Marketing Activities

     The Company, through BHCM, provides third party marketing activities primarily to banks and other financial institutions. Organized as a Delaware corporation in 1993, BHCM obtained NASD membership in 1994 and is authorized to engage in a general securities business. In providing third party marketing services, BHCM carries securities registrations and insurance licenses and maintains regulatory supervision over the activities of a sales staff whose sole purpose is to sell or otherwise market mutual fund and insurance products on behalf of and for the benefit of the financial institution.

     TradeStar's direct bank access program, known as Investor Services, which makes marketing materials and statement inserts available to banks and other financial institutions to promote BHC's services is now marketed by BHCM. All customers introduced to BHCM in this way become accounts carried by BHC. On behalf of BHCM, TradeStar provides administrative and support services as requested under a Management Agreement with BHCM dated as of December 30, 1996. As of December 31, 1996, TradeStar Investor Services provided its third party services to 112 banks and financial institutions.

Dependence on Key Clients

     While BHC serves a diversified client base, three Clients, Citicorp Investment Services, Inc. ("CIS"), USAA Investment Management Company ("USAA") and PNC Capital Markets ("PNC"), accounted for 14%, 10% and 10%, respectively, of the Company's total revenues in 1996. For the years ended December 31, 1995 and 1994, revenues generated from CIS and PNC exceeded 10% of total revenues. Revenues from CIS and PNC were 13% and 11%, respectively, for 1995 and 14% and 11%, respectively, for 1994.

     The Company has entered into a written agreement with CIS to continue its clearing relationship with BHC through June 30, 1998.

     Norwest Investment Services, Inc. ("NISI"), which accounted for 7% of the Company's total revenues in 1996, has given notice of its intention to internalize its securities processing services as reported in the second quarter of 1995. NISI has deferred its internalization until the third quarter of 1997. This deferral is the most recent in a series of decisions by NISI to continue, for at least a short period of time, their relationship with BHC.

     On October 16, 1996, USAA Brokerage Services ("USAA") advised BHC in writing that it intended to internalize its brokerage operations in the latter half of 1997. No specific date has been given to BHC by USAA as to its intended date for internalization, but it is anticipated that this will occur during the fourth quarter of 1997. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     Clearing Agreements with BHC's Clients are generally terminable without a substantial penalty upon between 60 days and six months prior notice, however, several of BHC's Clients have entered into long term contracts. Clearing Agreements with a majority of BHC's Clients have been in effect for more than eleven (11) years.

Competition and Risk

     The Company's Processing and Support Services, retail brokerage and third party marketing activities operate in highly competitive markets. Some of the Company's competitors have greater capital and more resources available to them than the Company.

     BHC encounters intense competition in providing Processing and Support Services from several highly visible, major securities firms. In many instances, BHC competes with such firms for the same Clients and market share. BHC believes that the main competitive factors are price, quality of service, convenience, product availability and the technology platforms upon which BHC's system and services are based. While some clearing brokers may charge lower fees for certain transactions, BHC believes that it competes favorably with such firms.

     Like all firms involved in the provision of both securities clearing and third party marketing services, BHC and BHCM are subject to the risk that a bank or financial institution (i) may change its marketing approach by internalizing its activities; or (ii) may seek the services of another clearing firm or third party marketer whether or not as a result of the recent proliferation of bank consolidations.

Employees

     At December 31, 1996, the Company had 471 full-time employees, none of whom was represented by a union. The Company believes that its relations with its employees are good.

Subsequent Event - Merger of the Company

     On March 2, 1997, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with Fiserv, Inc. ("Fiserv") and its wholly owned subsidiary, Fiserv Delaware Sub, Inc. ("Fiserv Sub"). Pursuant to the Merger Agreement, Fiserv Sub will be merged into the Company, and the Company will be the Surviving Corporation and will become a wholly owned subsidiary of Fiserv (the "Merger"). At the effective time of the Merger (the "Effective Time"), the Company will change its name to "Fiserv Clearing, Inc." It is presently contemplated that the Effective Time will be May 30, 1997 or shortly thereafter. Fiserv, headquartered in Brookfield, Wisconsin, is an independent provider of financial data processing systems and related information management services and products to more than 5,000 banks, credit unions, mortgage firms and savings institutions worldwide. The common stock of Fiserv is traded on The Nasdaq National Market tier of the Nasdaq Stock Market(/SM/) under the symbol "FISV."

     Pursuant to the Merger Agreement, each outstanding share of the Company's Common Stock will be converted into the right to receive such number of shares of Fiserv Common Stock as shall equal the Conversion Ratio, which is defined as the quotient of (x) $33.50 divided by (y) an amount equal to the average closing price of Fiserv Common Stock as reported in The Wall Street Journal for the 20
                                            -----------------------
trading days ending on the second trading day prior to the Effective Time.

     The merger has been approved by the Boards of Directors of both the Company and Fiserv and is subject to approval by the Company's stockholders as well as receipt of all required regulatory and other approvals. The obligations of Fiserv and the Company to consummate the merger are subject to the satisfaction or waiver (to the extent waivable) of certain conditions set forth in the Merger Agreement. In the event that Fiserv reasonably determines that the Merger would be accounted for as a pooling of interests in accordance with generally accepted accounting principles, then, subject to the other terms and conditions of the Merger Agreement, the Merger will be consummated. In the event that Fiserv reasonably determines, that the Merger cannot be accounted for as a pooling of interests, then, subject to the other terms and conditions of the Merger Agreement, the Merger will be consummated and will be accounted for as a purchase, providing that the Merger consideration will be adjusted by modifying the definition of Conversion Ratio such that $33.50 is replaced with $31.50.

     It is anticipated that the merger will be accounted for as a pooling of interests under Accounting Principles Board Opinion No. 16. Because of the recent purchases by the Company of its Common Stock, the Company may be required, among other things, to sell approximately 200,000 shares of its Common Stock (either through the exercise of outstanding stock options or by a stock offering to unrelated parties) prior to the Effective Time in order for the Merger to be accounted for as a pooling of interests. As part of the Merger Agreement, the Company has agreed to issue and sell such shares after the date of the special meeting of the stockholders to approve the Merger Agreement, and prior to the consummation of the Merger, to the extent necessary to satisfy such condition.

Item 2.  Properties
         ----------

     The Company and BHC occupy office space of approximately 68,150 square feet at One Commerce Square, 2005 Market Street, Philadelphia, PA 19103-3212 under a lease with an initial term that expires in September, 2003, with the right to extend the term for two additional five-year periods. BHCM, TradeStar and its branch offices occupy office space aggregating approximately 28,150 square feet, all of which is leased under leases having various terms through 2002.

Item 3.  Legal Proceedings
         -----------------

     On January 21, 1994, BHC received notice that a purported holder of a brokerage account with a BHC client filed a complaint in the Supreme Court of the State of New York which alleges that BHC received, in violation of New York statutory and common law, cash payments from market makers in certain securities (referred to as payment for order flow) in return for BHC's executing customer orders with such market makers. In the complaint, the plaintiff seeks injunctive relief and damages, a return of cash payments for order flow, in addition to clearing and execution fees earned by BHC from January 1, 1990, certification of this matter as a class action, punitive damages, costs and attorneys' fees in an unspecified amount. Payment for order flow is common practice within the securities industry. BHC removed this matter to the United States District Court for the Southern District of New York, and the federal court, on December 18, 1995, dismissed the complaint for failure to state a claim upon which relief can be granted. The plaintiff appealed the dismissal and on January 17, 1997 the United States Court of Appeals for the Second Circuit vacated the final judgment of the lower court and remanded with instructions to remand the action to state court.

     In the opinion of management, the ultimate liability, if any, resulting from this matter will have no material effect on the Company's consolidated financial position. The materiality of this matter on the Company's future operating results depends on the level of future results of operations, as well as on the timing and amount of the ultimate outcome.

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

     Not applicable.

Executive Officers of BHC Financial, Inc.
----------------------------------------

     All executive officers of BHC Financial, Inc. are elected to serve at the discretion of the Board of Directors. Certain information about BHC Financial, Inc.'s executive officers, including age, position and business experience during the past five years follows:

William T. Spane, Jr., 60, has served as a director and Chairman of the Board of Directors of the Company since March, 1991. He has served as President of the Company and BHC Securities, Inc. ("BHC") since their inception in 1983 and as Chief Executive Officer of both entities since 1987. Mr. Spane is also a director of the Philadelphia Stock Exchange, Comprehensive Software Systems, Inc. and an allied member of the New York Stock Exchange.

Lawrence E. Donato, 48, has been a director of the Company and BHC since April, 1993. He has served as Chief Financial Officer and Treasurer of the Company since its inception in 1983 and has served as Executive Vice President and Chief Operating Officer of BHC since 1993. Mr. Donato presently serves as a member of the Audit Committee for both The Philadelphia Depository Trust Company and The Stock Clearing Corporation of Philadelphia and is an allied member of the New York Stock Exchange and an associate member of the American Stock Exchange.

Robert B. Kaplan, 39, has served as Vice President of BHC since February, 1988 and as Chief Legal and Compliance Officer of BHC since June, 1984. Mr. Kaplan was elected Secretary of BHC in October, 1985 and Secretary of the Company in September, 1991. He is also an allied member of the New York Stock Exchange.

Richard M. Bare, 38, has served as Vice President and Chief Financial Officer of BHC since January, 1993 and Controller of the Company since May, 1995. Mr. Bare, who serves as an allied member of the New York Stock Exchange, joined BHC in 1992 as Assistant Vice President and Controller. Prior to his affiliation with BHC, Mr. Bare served as a manager with the public accounting firm of Coopers & Lybrand, L.L.P.

                                    PART II
                                    -------

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters
         ---------------------------------------------------------------------

     The quarterly price and cash dividend information on the Company's Common Stock and certain quarterly financial data is set forth below:

Quarterly Financial Data
(In thousands, except per share data amounts)


1996                          1st Quarter    2nd Quarter   3rd Quarter    4th Quarter

-------------------------------------------------------------------------------------
Net revenues                    $20,349        $21,052       $18,747        $21,033
Expenses, excluding interest     12,121         12,673        12,601         13,873
                                -------        -------       -------        -------

Earnings before taxes             8,228          8,379         6,146          7,160
Income taxes                      3,256          3,389         2,406          2,838
                                -------        -------       -------        -------

Net income                      $ 4,972        $ 4,990       $ 3,740        $ 4,322
                                =======        =======       =======        =======

Per common share:
     Weighted average shares
          outstanding-            7,104          6,679         6,534          6,435
     Earnings                   $   .70        $   .75       $   .57        $   .67
     Dividends declared         $   .03        $   .03       $   .03        $   .03

Stock range:
     High                       $ 18.63        $ 14.75       $ 15.13        $ 16.75
     Low                        $ 12.88        $ 12.50       $ 13.00        $ 13.00

1995

-------------------------------------------------------------------------------------
Net revenues                    $14,823        $16,272       $17,108        $17,521
Expenses, excluding interest     10,149         10,705        11,219         11,266
                                -------        -------       -------        -------

Earnings before taxes             4,674          5,567         5,889          6,255
Income taxes                      1,772          2,096         2,160          2,420
                                -------        -------       -------        -------

Net income                      $ 2,902        $ 3,471       $ 3,729        $ 3,835
                                =======        =======       =======        =======

Per common share:
     Weighted average shares
          outstanding-            7,244          7,207         7,163          7,159
     Earnings                   $   .40        $   .48       $   .52        $   .54
     Dividends declared         $   .03        $   .03       $   .03        $   .03

Stock range:
     High                       $ 14.25        $ 16.38       $ 20.13        $ 19.50
     Low                        $  9.06        $ 14.13       $ 15.50        $ 16.25

     Subject to the terms and conditions of the Merger Agreement, the Company, from the date of the Merger Agreement through the date and time when the Merger shall become effective, is prohibited from purchasing any of its capital stock from any stockholder or paying or declaring any dividends or other distribution in respect of the Company's capital stock, except for cash dividends equal to $.03 per outstanding share per quarter. The Company's Board of Directors rescinded the previously approved stock purchase program. The payment of this $.03 per outstanding share cash dividend will depend upon the Company's earnings, financial condition, net capital requirements, cash flow, long range plans and such other factors as the Board of Directors of the Company may deem relevant. Moreover, the payment of this cash dividend is restricted by the rules of the U.S. Securities and Exchange Commission, the NYSE, the NASD and various state securities laws administrators. These restrictions could limit the ability of the Company to pay cash dividends in the future. See Item 1. Subsequent
Event - Merger of the Company; and Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.

     The number of stockholders of record was 1,380 on December 31, 1996.

Item 6.  Selected Financial Data
         -----------------------

     The Company's Selected Financial Data is set forth below:

Selected Financial Data
(In thousands, except per share data)


                                        Year ended December 31,
                                        ----------------------
Operating Results           1996        1995         1994          1993          1992
---------------------------------------------------------------------------------------------
Total revenues              $  97,817   $  81,354    $  67,376     $  60,428     $  51,031

Net revenues                $  81,181   $  65,724    $  55,458     $  52,133     $  43,355

Income before taxes         $  29,913   $  22,385    $  16,753     $  17,655     $  13,306

Net income                  $  18,024   $  13,937    $  10,624     $  11,012     $   8,628
Earnings per share:
     Primary                $    2.69   $    1.94    $    1.40     $    1.84     $    2.29
     Fully diluted          $    2.69   $    1.94    $    1.40     $    1.60     $    1.63

Weighted average shares
    outstanding:
     Primary                    6,688       7,193        7,581         5,978         3,778
     Fully diluted              6,688       7,193        7,581         7,046         5,563
Cash dividends declared
    per common share        $     .12   $     .12    $     .08     $     .04             -

Financial Condition

Total assets                $ 785,299   $ 634,002    $ 551,921     $ 490,194     $ 393,572

Long-term debt                      -           -    $     583     $   2,207     $  19,211

Stockholders' equity        $  93,467   $  85,308    $  75,101     $  68,525     $  26,639

Stockholders' equity
    per common share        $   14.76   $   12.19    $   10.43     $    9.04     $    6.62(1)

(1) Assumes conversion of the then outstanding 8% Convertible Debentures due February 27, 1997 into Common Stock at December 31, 1992.

Item 7. Management's Discussion and Analysis of Financial Condition and Results
        -----------------------------------------------------------------------
     of Operations
     -------------

General

     The Company's principal source of revenue is derived from providing processing and support services to securities brokerage affiliates of banks, other financial institutions and broker-dealers. Net revenues principally include processing and support fees, margin interest, commissions and other miscellaneous fees which are ancillary to customer securities transactions, less interest expense.

     The major non-interest expenses incurred by the Company relate to employees' compensation and benefits and other direct costs of processing and support services, such as floor brokerage and clearing charges, occupancy and equipment costs and other operating expenses.

     Although the Company's business cannot be characterized as seasonal, retail brokerage activity is typically, but not always, slower in the summer months of June, July and August. Reduced transaction volume generally results in reduced levels of processing and support service fees and commission revenues. Variations in transaction volume may cause the Company's operating results to fluctuate significantly on a quarter-to-quarter basis.

     During 1996 and 1995, business conditions related to the provision of processing and support services to the securities brokerage affiliates of banks and other financial institutions were favorably impacted by stable short term interest rates which helped increase the activity in both the equity and mutual fund markets.

     The financial services industry is currently undergoing increased consolidation. If any of the banks or other financial institutions processing brokerage transactions through BHC Securities, Inc. ("BHC") were to consolidate, such consolidation might result in an increase, decrease or no change in the use of BHC's processing and support services depending on whether and the extent to which the surviving consolidated entity continues its relationship with BHC. From time to time, BHC's Clients may also review the possibility of internalizing their securities brokerage processing functions.

     BHC attempts to mitigate the risk of loss by entering into longer term contracts with larger Clients, providing superior products and services at "cost effective" prices and developing software and systems for Clients that meet their specific needs. BHC markets to prospective Clients on a continuing basis and added ten new Clients in 1996. BHC lost three clients in 1996.

     While BHC recently expanded its marketing plan to target broker-dealers and investment advisors not affiliated with financial institutions, it continues to market to large financial institutions and a significant portion of its revenues are dependent on approximately fifteen large financial institutions. (See also
Note 10 to the Consolidated Financial Statements.) As previously disclosed in prior filings with the Securities and Exchange Commission, three Clients of BHC have notified BHC of their intentions to internalize their securities processing brokerage function. These Clients accounted for 31% of BHC's 1996 total revenues. It is anticipated that NISI will terminate its clearing agreement with BHC in the third quarter of 1997, USAA in the fourth quarter of 1997 and CIS at the end of the second quarter of 1998. While these events will have an adverse financial impact on the Company, the amount can not be quantified in advance due to the variable nature of the securities processing business. BHC will continue to intensify its effort to broaden its client base and markets and to diversify its security processing business. It is anticipated that over time, the loss of these clients will be replaced by new clients and the growth of existing clients. See Item 1. The Company - Dependence on Key Clients.

Subsequent Event - Merger of the Company

     On March 2, 1997, the Company entered into a Merger Agreement with Fiserv, and its wholly owned subsidiary, Fiserv Sub. Pursuant to the Merger Agreement, Fiserv Sub will be merged into the Company, and the Company will be the Surviving Corporation in the Merger and will become a wholly owned subsidiary of Fiserv. At the Effective Time, the Company will change its name to "Fiserv Clearing, Inc." It is presently contemplated that the Effective Time will be May 30, 1997 or shortly thereafter. Fiserv, headquartered in Brookfield, Wisconsin, is an independent provider of financial data processing systems and related information management services and products to more than 5,000 banks, credit unions, mortgage firms and savings institutions worldwide. The common stock of Fiserv is traded on The Nasdaq National Market tier of the Nasdaq Stock MarketSM under the symbol "FISV."

     Pursuant to the Merger Agreement, each outstanding share of the Company's Common Stock will be converted into the right to receive such number of shares of Fiserv Common Stock as shall equal the Conversion Ratio, which is defined as the quotient of (x) $33.50 divided by (y) an amount equal to the average closing price of Fiserv Common Stock as reported in The Wall Street Journal for the 20
                                            -----------------------
trading days ending on the second trading day prior to the Effective Time.

     The Merger has been approved by the Boards of Directors of both the Company and Fiserv and is subject to approval by the Company's stockholders as well as receipt of all required regulatory and other approvals. The obligations of Fiserv and the Company to consummate the Merger are subject to the satisfaction or waiver (to the extent waivable) of certain conditions set forth in the Merger Agreement. In the event that Fiserv reasonably determines that the Merger would be accounted for as a pooling of interests in accordance with generally accepted accounting principles, then, subject to the others terms and conditions of the Merger Agreement, the Merger will be consummated. In the event that Fiserv reasonably determines that the Merger cannot be accounted for as a pooling of interests, then, subject to the other terms and conditions of the Merger Agreement, the merger will be consummated and will be accounted for as a purchase, providing that the merger consideration will be adjusted by modifying the definition of Conversion Ratio such that $33.50 is replaced with $31.50.

     It is anticipated that the Merger will be accounted for as a pooling of interests under Accounting Principles Board Opinion No. 16. Because of the recent purchases by the Company of its Common Stock, the Company may be required, among other things, to sell approximately 200,000 shares of its Common Stock (either through the exercise of stock options or by a stock offering to unrelated parties) prior to the Effective Time in order for the Merger to be accounted for as a pooling of interests. As part of the Merger Agreement, the Company has agreed to issue and sell such shares after the date of the special meeting of the stockholders to approve the Merger Agreement, and prior to the consummation of the Merger, to the extent necessary to satisfy such condition.

Important Factors Regarding Forward Looking Statements

     Statements regarding the Company's expectations as to its future operations and financial condition and certain other information presented in this Annual Report constitute forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Although the Company believes that its expectations are based on reasonable assumptions within the bounds of its knowledge of its business and operations, there can be no assurance that actual results will not differ materially from its expectations. Factors which could cause actual results to differ from expectations include a general downturn in the economy or the stock markets and the related transaction activity, substantial changes in interest rates, the gain or loss of significant customers, unforeseen new competition, changes in government policy or regulation and unforeseen costs and other effects related to legal proceedings.

Results of Operations

     The Company's revenues are directly affected by the income derived from its processing and support services. Such revenues are affected by both the transaction volume of accounts and the level of, and interest rate charged on, customer margin debit balances. The information in the table below should be considered when reading the discussion and analysis of operating results that follow the table.



                                                                          Percentage Change
                                                                          For the Year Ended
                                                                          December 31,
                                                                          ------------

                                                                           1996       1995
                                       Year Ended December 31,            Compared  Compared
                                       1996       1995     1994           to 1995   to 1994

--------------------------------------------------------------------------------------------
Total transactions (in thousands)       2,239     1,665     1,383           34%          20%
Daily average transactions processed    8,813     6,606     5,487           33%          20%
Number of active accounts at end
of period (in thousands)(1)             1,125     1,075       916            5%          17%
Average margin debit balances
(in millions)                           $ 379     $ 322     $ 316           18%           2%
Average broker call rate                 7.03%     7.58%     5.94%

(1) Active accounts are generally those that have positions or have had brokerage processing activity during the previous 18 months.

1996 Compared with 1995

     Net revenues for the year ended December 31, 1996 reached $81.2 million which was $15.5 million, or 24%, greater than the $65.7 million generated for the year ended December 31, 1995. The increases were the result of increases in processing and support service fees, net interest income, commissions and other income.

     Processing and support service fees increased to $50.6 million for 1996 from $42.5 million in 1995, a 19% increase. The increase was due to increased transaction volume of 34% for the period. The financial results of 1996 reflect the loss of three Clients during the year which was offset by transactions from new clients signed late in 1995 and throughout 1996. The average revenue per ticket declined by $2.94, or 12%, in 1996 when compared to 1995. Generally in periods where daily transaction volumes are increasing, revenue will increase, while processing and support service revenue per ticket will decline. This is due to BHC's volume discount program which rewards Clients for high transaction volumes by reducing the charge per transaction when various volume levels are achieved. In addition, the Company faces pressure on profit margins as Clients become larger due to the threat of Clients internalizing their brokerage processing and support functions and due to general pricing pressure from increased market competition.

     Net interest income (margin interest income and other interest income less interest expense) increased to $16.6 million in 1996 from $13.7 million in 1995, a 21% increase. The increase was due to increases in margin and other interest bearing assets. For 1996 margin interest increased to $28.3 million from $25.6 million in 1995, an 11% increase. Average margin balances outstanding increased $57 million, or 18%, for 1996 when compared to the same 1995 period. Offsetting these increases were decreases in the average broker call rate of 55 basis points for 1996 when compared to the 1995 period. Other interest income increased to $4.9 million in 1996 from $3.8 million in 1995, a 31% increase, due to an increase in securities borrowed and other interest bearing assets. A decrease in the average Federal Funds rate of approximately 50 basis points for 1996 when compared to the same periods last year, led to a decrease in the Company's rate for borrowing. The decline in rates was offset by the increased funding needed for the growth in interest bearing assets, resulting in a slight increase in interest expense.

     Commissions on retail sales from TradeStar increased to $9.2 million in 1996 from $6.6 million in 1995, an increase of 40%. This was the result of transaction volume which was up 37% in 1996 when compared to 1995. Customer accounts purchased in the third quarter of 1995 represented 70% of the increase and the remainder of the increase was due to growth in retail activity.

     In 1996, other income increased to $4.8 million from $2.9 million in 1995, a 64% increase. The increases were primarily due to increased quote service fees from netVest and Banquote and income from investments.

     Expenses, excluding interest, increased by 18% in 1996 compared to the same period in 1995. The increases were primarily related to increases in employees' compensation and benefits, communication costs, occupancy and equipment, and other expenses.

     Employees' compensation and benefits increased to $23.4 million in 1996 from $20.4 million in 1995, a 15% increase. The increase was primarily due to the effect of the staff additions related to the acquisition by the Company of netVest and the acquisition by TradeStar of PNC Securities Corp's Trade$aver, a discount broker service for correspondent banks and individuals in the third quarter of 1995, and normal and recurring salary adjustments. Average full time equivalents increased by 8% in 1996 when compared to 1995, and recurring salary adjustments increased an average of 4% from 1996 to 1995.

     The increase in floor brokerage and clearing expense of $337,000, or 6%, was a direct result of the increase in transactions processed. Floor brokerage and clearing represents 12% and 14%, respectively, of processing and support fees for 1996 and 1995, respectively.

     Occupancy and equipment costs increased to $6.8 million in 1996 from $6.0 million in 1995, a 14% increase. This was due in part to increased variable costs related to the increase in mutual fund processing and increased rent as a result of the business units acquired in the third quarter of 1995.

     Communications expenses increased to $3.8 million in 1996 from $2.8 million in 1995, a 33% increase. The increase was due in part to the costs associated with the PC and telephone inquiry, trading and quote services offered through netVest, which was acquired early in the third quarter of 1995, and increased costs associated with the Banquote product.

     Other operating expenses increased to $11.2 million in 1996 from $8.4 million in 1995, a 33% increase. The primary reason for the increases are related to systems development initiatives for order entry products that will continue to be funded through the first quarter of 1997, as well as to travel and promotion costs and amortization of goodwill on the 1995 acquisitions.

     The provision for income taxes increased to $11.9 million and the effective tax rate was 40% in 1996 compared to a 38% effective tax rate in 1995. The increase in the effective tax rate was due to a reduction in the percentage of income derived from state tax-exempt income.

     On January 21, 1994, BHC received notice that a purported holder of a brokerage account with a BHC Client filed a complaint in the Supreme Court of the State of New York which alleges that BHC received, in violation of New York statutory and common law, cash payments from market makers in certain securities (referred to as payment for order flow) in return for BHC executing customer orders with such market makers. In the complaint, the plaintiff seeks injunctive relief and damages, a return of cash payments for order flow, in addition to clearing and execution fees earned by BHC from January 1, 1990, certification of this matter as a class action, punitive damages, costs and attorneys' fees in an unspecified amount. Payment for order flow is common practice within the securities industry. BHC removed this matter to the United States District Court for the Southern District of New York, and the federal court, on December 18, 1995, dismissed the complaint for failure to state a claim upon which relief can be granted. The plaintiff appealed the dismissal, and on

January 17, 1997 the United States Court of Appeals for the Second Circuit vacated the final judgment of the Lower Court on jurisdictional grounds and remanded with instructions to remand the action to State Court.

     In the opinion of management, the ultimate liability, if any, resulting from this matter will have no material effect on the Company's consolidated financial position. The materiality of this matter on the Company's future operating results depends on the level of future results of operations, as well as on the timing and amount of the ultimate outcome.

1995 Compared with 1994

     In 1995, net revenues increased $10.3 million, or 19%, over 1994. The higher net revenues were the result of increases in processing and support service fees, commissions, net interest and other income. Processing and support service fees increased $5.3 million, or 14%, due to a 20% increase in transactions processed. In periods when transaction volumes increase, processing and support service revenue will increase, while processing and support service revenue per ticket will decline. This is due to BHC's volume discount program which rewards Clients for high transaction volumes by reducing the charge per transaction when certain volume levels are achieved. As a result of an increase in transactions processed in 1995, average processing and support service revenues per ticket decreased $1.35, or 5%.

     Net interest income of $13.8 million in 1995 increased $2.5 million, or 22%, from the 1994 level of $11.3 million. The growth was principally attributable to an increase in margin interest income of $5.3 million, or 27%, which was a result of a $6 million, or 2%, growth in average margin debit balances. This increase was despite the loss of a single margin account of $30 million in the second quarter of 1995 as a result of management's determination that the account was unduly concentrated. The positive effect of the increased average margin balances was further enhanced by the higher interest rate environment experienced in 1995. The year-to-year increase in the average broker call rate was 164 basis points. Interest expense in 1995 increased $3.7 million, or 31%. Increased funding needed for the growth in average margin debit balances and an increase in the federal funds rate of approximately 170 basis points resulted in the increase in interest expense.

     Commissions on retail trades from customers of TradeStar increased $2.0 million, or 43%, in 1995. This was a result of a 57% increase in transactions processed. Customer accounts purchased late in the third quarter of 1995 represented 8% of the increase.

     In 1995, other income increased $519,000, or 21%. PC and telephone inquiry, trading, and quote services from netVest and other fees ancillary to the processing of securities transactions accounted for the increase.

     Expenses, excluding interest, increased by 12% in 1995 primarily related to increases in employees' compensation and benefits, floor brokerage and clearing and communications costs.

     Employees' compensation and benefits increased $3 million, or 17%, in 1995. Compensation expenses in 1995 include the impact of approximately $450,000, or 3%, related to business units acquired in the third quarter of 1995. An increase of $550,000, or 3%, in officers incentive bonuses, which are tied to the company's earnings, was also included in 1995. After adjusting for the number of employees related to business units acquired, average full time employees increased 7% while normal and recurring salary adjustments increased an average of 6%.

     The increase in floor brokerage and clearing of $1 million, or 22%, was a direct result of the 20% increase in transactions processed. Floor brokerage and clearing represents 14% and 13%, respectively, of processing and support service fees for 1995 and 1994, respectively.

     Communications, occupancy and equipment costs increased $783,000, or 10%, in 1995. The increase in cost was due to the addition of redundant data and voice communication lines, increased quote costs related to the Banquote product and costs associated with the PC and telephone inquiry, trading and quote services offered through netVest.

     Other operating expenses decreased by $192,000, or 2%, in 1995. The primary reason for the decrease was lower local taxes and product maintenance costs, offset by higher state franchise taxes, promotional expenses and consulting programming fees in connection with enhancements to the brokerage processing system.

     The provision for income taxes increased $2.3 million in 1995 due primarily to higher pre-tax income as compared to 1994. The effective tax rate was 37.7% in 1995 and 36.6% in 1994. The increase in the effective tax rate is due to a smaller portion of income derived from state tax-exempt income in 1995.

Liquidity and Capital Resources

     At December 31, 1996, 96% of assets consisted of cash, assets readily convertible into cash or assets collateralized by marketable securities. Stockholders' equity was $93.5 million at December 31, 1996, up $8.2 million, or 10%, from December 31, 1995, which was due to earnings offset by dividends and the repurchase of $9.0 million of the Company's Common Stock.

     The Company has uncommitted credit arrangements totaling $215 million with several banks. At December 31, 1996, the Company had outstanding borrowings under these arrangements of $33.2 million. These demand loans, which are used to finance receivables in customers' margin accounts, bear interest at the respective bank's overnight borrowing rate and are collateralized by securities held in customers' margin accounts and cash equivalents. In the opinion of management, the Company's existing credit arrangements are adequate to meet the Company's short-term operating capital needs.

     On January 15, 1997, the Company's Board of Directors declared a $.03 per share dividend payable February 14, 1997 to stockholders of record on February 1, 1997, resulting in a payment of approximately $190,000.

     BHC, TradeStar and BHCM are subject to the requirements of the Securities Exchange Commission. BHC is subject to the requirements of the New York Stock Exchange, Inc., and TradeStar and BHCM are subject to the requirements of the National Association of Securities Dealers, Inc., relating to liquidity, minimum net capital levels and the use of customer funds and securities. BHC, BHCM and, since the Company acquired it, TradeStar have always operated in excess of the applicable minimum net capital requirements. See Note 9 to the Consolidated Financial Statements. In the opinion of management, the Company's existing capital and lines of credit are sufficient to meet the operating capital needs for the foreseeable future in light of known and reasonably estimated trends.

Other

     The Company licenses its software under a long term licensing agreement. The software provider is responsible for maintenance of the system including modifications to enable uninterrupted usage after the year 2000. The software provider has issued a formal plan for compliance with year 2000 system enhancements and it is not anticipated that this will result in a material financial undertaking by the Company to complete.

Effects of Inflation

Because the Company's assets are, to a large extent, liquid in nature, they are not significantly affected by inflation. However, inflation may result in increases in the Company's expenses, such as employees' compensation and benefits, occupancy and equipment costs and communications expense, which may not be readily recoverable in the price of services offered. To the extent inflation results in rising interest rates, this may adversely affect transaction volume, which, in turn, may adversely affect the Company's results of operations.

Item 8.  Financial Statements and Supplementary Data
         -------------------------------------------

Report of Independent Accountants

To the Stockholders and Board of Directors of BHC Financial, Inc.:

We have audited the accompanying consolidated statements of financial condition of BHC Financial, Inc. and Subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of BHC Financial, Inc. and Subsidiaries as of December 31, 1996 and 1995 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.


Coopers & Lybrand, L.L.P.
2400 Eleven Penn Center
Philadelphia, Pennsylvania
February 14, 1997, except for
note 12 as to which the date is March 3, 1997

Consolidated Statements of Financial Condition December 31,
(In thousands, except par values)


Assets                                                           1996           1995
----------------------------------------------------------------------------------------
Cash and cash equivalents                                     $  15,288      $  21,517
Cash and securities segregated under federal regulations          2,411          2,312
Receivable from brokers or dealers and clearing
  organizations                                                 227,199        196,321
Receivable from customers                                       493,635        377,535
Securities owned, at market value                                16,988         11,502
Furniture, equipment, capitalized leases
     and leasehold improvements, net                              4,752          4,714
Intangible assets, net                                            4,392          4,799
Other assets                                                     20,634         15,302
                                                              ---------      ---------
     Total assets                                             $ 785,299      $ 634,002
                                                              =========      =========

Liabilities
----------------------------------------------------------------------------------------
Short-term bank loans payable                                 $  33,200      $  41,900
Payable to brokers or dealers and clearing organizations        230,975        190,810
Payable to customers, including free credit balances of
      $318,303 in 1996 and $230,243 in 1995                     366,421        270,761
Securities sold, but not yet purchased, at market value           1,554          1,420
Accrued expenses and other liabilities                           59,682         43,803
                                                              ---------      ---------
     Total liabilities                                          691,832        548,694
                                                              ---------      ---------
Commitments and contingencies

Stockholders' Equity
----------------------------------------------------------------------------------------
Preferred stock, par value $.001, authorized
     10,000 shares; none outstanding

Nonvoting common stock, par value $.001, authorized 3,000 shares; none outstanding

Voting common stock, par value $.001, authorized
     30,000 shares; issued 7,579 shares in 1996 and 1995              8              8
Additional paid-in capital                                       39,582         39,582
Retained earnings                                                69,303         52,091
Treasury stock, at cost - 1,248 shares in 1996
     and 582 shares in 1995                                     (15,426)        (6,373)
                                                              ---------      ---------
          Total stockholders' equity                             93,467         85,308
                                                              ---------      ---------
          Total liabilities and stockholders' equity          $ 785,299      $ 634,002
                                                              =========      =========

The accompanying notes are an integral part of the consolidated financial statements.

Consolidated Statements of Income Years Ended December 31,
(In thousands, except per share amounts)

                                                          1996            1995            1994
---------------------------------------------------------------------------------------------------
Revenues:
     Processing and support service fees               $  50,561       $  42,497       $  37,164
     Margin interest                                      28,301          25,583          20,218
     Other interest                                        4,921           3,769           2,978
     Commissions                                           9,189           6,555           4,585
     Other                                                 4,845           2,950           2,431
                                                       ---------       ---------       ---------
     Total revenues (includes related
          party revenues of $12,862, $16,112,
          and $9,563, respectively)                       97,817          81,354          67,376

     Interest expense (includes related
          party expenses of $7,676, $5,747,
          and $2,625, respectively)                       16,636          15,630          11,918
                                                       ---------       ---------       ---------
          Net revenues                                    81,181          65,724          55,458
                                                       ---------       ---------       ---------
Expenses, excluding interest:
     Employees' compensation and benefits                 23,406          20,335          17,341
     Floor brokerage and clearing                          6,092           5,755           4,706
     Communications                                        3,772           2,844           1,946
     Occupancy and equipment                               6,815           5,979           6,094
     Other                                                11,183           8,426           8,618
                                                       ---------       ---------       ---------
     Total expenses, excluding
          interest expense                                51,268          43,339          38,705
                                                       ---------       ---------       ---------
Income before income taxes                                29,913          22,385          16,753
Provision for income taxes                                11,889           8,448           6,129
                                                       ---------       ---------       ---------
Net income                                             $  18,024       $  13,937       $  10,624
                                                       =========       =========       =========
Earnings per share                                     $    2.69       $    1.94       $    1.40
                                                       =========       =========       =========
Weighted average shares outstanding                        6,688           7,193           7,581

The accompanying notes are an integral part of the consolidated financial statements.

Consolidated Statements of Stockholders' Equity Years Ended December 31, 1996, 1995 and 1994
(In thousands, except per share amounts)

                              Common Stock          Additional                    Treasury Stock
                              ------------          Paid-In        Retained       --------------
                              Shares   Amount       Capital        Earnings       Shares    Amount        Total
-------------------------------------------------------------------------------------------------------------------
Balances
December 31, 1993              7,579    $ 8         $ 39,582       $ 28,935         -       -            $ 68,525

Dividends ($.08 per share)                                             (608)                                 (608)
Purchase of common
     stock for treasury                                                             379     $  (3,440)     (3,440)
Net income                                                           10,624                                10,624
                               -----    ---         --------       --------       -----     ---------    --------
Balances
December 31, 1994              7,579      8           39,582         38,951         379        (3,440)     75,101

Dividends ($.12 per share)                                             (780)                                 (780)
Purchase of common
     stock for treasury                                                             209        (2,987)     (2,987)
Exercise of stock options                                               (17)         (6)           54          37
Net income                                                           13,937                                13,937
                               -----    ---         --------       --------       -----     ---------    --------
Balances
December 31, 1995              7,579      8           39,582         52,091         582        (6,373)     85,308

Dividends ($.12 per share)                                             (790)                                 (790)
Purchase of common
         stock for treasury                                                         674        (9,125)     (9,125)
Exercise of stock options                                               (22)         (8)           72          50
Net income                                                           18,024                                18,024
                               -----    ---         --------       --------       -----     ---------    --------
Balances
December 31, 1996              7,579    $ 8         $ 39,582       $ 69,303       1,248     $ (15,426)   $ 93,467
                               =====    ===         ========       ========       =====     =========    ========

The accompanying notes are an integral part of the consolidated financial statements.


Consolidated Statements of Cash Flows Years Ended December 31,
(In thousands)
                                                                 1996              1995              1994
-------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
     Net income                                                $ 18,024          $ 13,937          $ 10,624
     Adjustments to reconcile net income
     to net cash provided by (used in)
     operating activities:
                 Depreciation and amortization                    2,212             2,205             2,615
     (Increase) decrease in operating assets:
                 Cash and securities segregated
                  under federal regulations                         (99)             (124)              (73)
                 Receivable from brokers or dealers
                  and clearing organizations                    (30,878)          (74,896)          (38,255)
                 Receivable from customers                     (116,100)          (12,010)          (24,181)
                 Securities owned                                (5,486)           (1,887)           (1,750)
                 Other assets                                    (3,882)           (3,927)              349
     Increase (decrease) in operating liabilities:
                 Payable to brokers or dealers and
                  clearing organizations                         40,165            18,936            40,387
                 Payable to customers                            95,660            88,325           (20,944)
                 Securities sold, but not yet purchased             134            (1,285)            1,745
                 Accrued expenses and other liabilities          15,879            17,081            (2,933)
                                                                -------           -------           -------
                         Cash provided by (used in)
                         operating activities                    15,629            46,355           (32,416)
                                                               --------          --------          --------

Cash flows from financing activities:
     (Payments) proceeds on short-term
       bank loans payable, net                                   (8,700)          (50,600)           38,520
     Principal payments under capital
       lease obligations                                             --              (583)           (1,168)
     Dividends paid                                                (790)             (780)             (608)
     Payments for purchases of
       common stock for treasury                                 (9,125)           (2,987)           (3,440)
     Proceeds from issuance of stock options                         50                37                --
     Payments of notes payable                                       --                --              (456)
                                                               --------          --------          --------
                         Cash (used in) provided by
                          financing activities                  (18,565)          (54,913)           32,848
                                                               --------          --------          --------

Cash flows from investing activities:
     Purchases of furniture, equipment and
       leasehold improvements                                    (1,843)           (1,283)           (2,529)
     Purchase of exchange seat                                   (1,450)               --                --
     Cash paid for acquired assets, net                              --            (3,180)               --
                 Cash used in investing activities               (3,293)           (4,463)           (2,529)
                                                               --------          --------          --------
                 Decrease in cash and cash equivalents           (6,229)          (13,021)           (2,097)

Cash and cash equivalents, beginning of year                     21,517            34,538            36,635
                                                               --------          --------          --------
Cash and cash equivalents, end of year                         $ 15,288          $ 21,517          $ 34,538
                                                               ========          ========          ========

The accompanying notes are an integral part of the consolidated financial statements.

Notes to Consolidated Financial Statements

1.   Summary of Significant Accounting Policies

     (a)  General and Basis of Presentation

     The consolidated financial statements include the accounts of BHC Financial, Inc. (the "Parent") and its subsidiaries (collectively, the "Company"), the most significant of which are BHC Securities, Inc. ("BHC"), TradeStar Investments, Inc. ("TradeStar"), BHCM Inc. ("BHCM") and netVest, Inc. ("netVest"). All significant intercompany accounts and transactions have been eliminated in consolidation. The financial statements were prepared in accordance with generally accepted accounting principles which requires the use of management's estimates. Actual results may differ from those estimates. Certain balances have been reclassified to conform with 1996 financial statement presentations.

     On November 12, 1996, the Parent declared a dividend of one preferred share purchase right (a "Right") for each outstanding share of common stock of the Parent. The dividend was payable on December 5, 1996 to the stockholders of record on November 25, 1996. Each Right entitles the registered holder to purchase from the Parent one one-hundredth of a share of Series A Junior Participating Preferred Stock, par value $.001 per share, at a price of $64.00 per one one-hundredth of a share of Preferred Stock, set forth in a Rights Agreement dated as of November 12, 1996. The Rights will not become exercisable as a result of the Agreement and Plan of Merger entered into between the Company, Fiserv, Inc. and its wholly owned subsidiary, Fiserv Delaware Sub, Inc. dated March 2, 1997. See Footnote 12 Subsequent Event - Merger of the Company.

     BHC, TradeStar and BHCM are registered broker-dealers in securities under the Securities Exchange Act of 1934, as amended ("1934 Act"). BHC provides integrated processing and support services to securities brokerage affiliates of banks and other financial institutions ("Clients"), some of which are considered related parties for financial reporting purposes. TradeStar provides discount retail brokerage services and supports the efforts of BHCM in marketing BHC's processing and support services to community banks. BHCM, a third party marketer, sells investment products including fixed and variable annuities and life insurance. netVest provides telephone and PC inquiry, trading and quote services.

     (b)  Securities Transactions

     Securities transactions and the related commission and processing fees are recorded on a settlement-date basis. Recording such transactions on a trade-date basis would not have resulted in a material difference.

     (c)  Securities Owned and Securities Sold, But Not Yet Purchased

     Securities owned and securities sold, but not yet purchased are valued at market value. The resulting unrealized gains and losses are reflected in income.

     (d)  Interest Income and Expense

     Interest income and expense are netted in the consolidated statement of income where BHC acts as both the lender and borrower in a securities transaction. Gross interest income and expense on such transactions were $7,367,000 and $6,879,000; $9,331,000 and $9,001,000 and $3,162,000 and
$2,989,000 for 1996, 1995 and 1994, respectively.

     (e)  Depreciation and Amortization

     Furniture, equipment and capitalized lease assets are recorded on a historical cost basis. Depreciation and amortization is provided on the straight-line basis over the estimated useful lives of the assets, which is generally 5 years. Leasehold improvements are amortized over the lesser of the economic useful life of the improvement or the term of the lease. Intangible assets are being amortized over eight to fifteen years on a straight line basis.

     (f)  Accrued Expenses and Other Liabilities

     Accrued expenses and other liabilities include book overdrafts. At December 31, 1996 and 1995, book overdrafts, which were subsequently funded as required, amounted to $22,690,000 and $14,500,000, respectively.

     (g)  Cash Flow Reporting

     For purposes of reporting cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents, excluding cash and securities segregated under federal regulations and cash and securities on deposit with clearing organizations. Cash paid for interest was $23,536,000, $25,182,000 and $14,534,000, in 1996, 1995,
and 1994, respectively. Cash paid for income taxes was $10,443,000, $8,068,000 and $7,026,000, in 1996, 1995 and 1994, respectively.

     (h)  Earnings Per Share

     Primary earnings per share is computed based on the weighted average shares outstanding including the effect of common stock equivalents, if dilutive, for each of the periods reported.

     (i)  Income Taxes

     The Parent and its subsidiaries file a consolidated Federal income tax return. Deferred income tax assets and liabilities arise from "temporary differences" between the tax basis of an asset or liability and its reported amount in the consolidated financial statements. Deferred tax balances are determined by applying the current enacted tax rate to future periods for differences between the financial statement carrying amount and the tax basis of assets and liabilities.

     (j)  Fair Value of Financial Instruments

     The carrying amounts of the Company's cash, cash equivalents, short-term bank loans, and receivables from and payables to customers, brokers, dealers and clearing organizations approximate their fair market values due to their short-term nature.

2.   Cash and Securities Segregated under Federal Regulations

     Cash of $1,583,000 and $1,485,000 at December 31, 1996 and 1995,
respectively, and U.S. Government securities with a market value of $828,000 and $827,000 at December 31, 1996 and 1995, respectively, have been segregated in special reserve bank accounts for the exclusive benefit of customers pursuant to Rule 15c3-3 of the 1934 Act.

3.   Receivable from and Payable to Brokers or Dealers and Clearing
Organizations

     The Company had receivable from and payable to brokers or dealers and clearing organizations relating to the following (in thousands):


                                                            1996           1995
------------------------------------------------------------------------------------
Receivable:
     Securities failed to deliver                     $    10,679         $    4,076
     Securities borrowed                                  207,173            108,897
     Clearing organizations                                 2,695              1,800
     Securities purchased under
       agreements to resell                                 4,850             81,286
     Other                                                  1,802                262
                                                           ------             ------
                                                      $   227,199         $  196,321
                                                       ==========          =========
Payable:
     Securities failed to receive                     $     5,923         $    5,944
     Securities loaned                                    219,530            103,188
     Securities sold under agreements to repurchase         4,876             81,273
     Clearing organizations, bank capital
        markets departments and others                        646                405
                                                              ---                ---
                                                      $   230,975         $  190,810
                                                       ==========          =========

     Securities failed to deliver and receive represent the contract value of securities that have not been delivered or received subsequent to settlement date. Securities borrowed and loaned and securities purchased and sold under agreements to resell and repurchase represent deposits made to or received from other broker-dealers relating to these transactions. Payables to bank capital markets departments represent money owed related to the processing, clearance and settlement of securities transactions.

4.   Receivable from and Payable to Customers

     Receivable from and payable to customers represent amounts due on cash and margin transactions. Securities owned by customers are held as collateral for those receivables. Such collateral is not reflected in the accompanying consolidated financial statements.

     BHC pays interest on free credit balances in accounts of customers to be used for reinvestment purposes. During fiscal years 1996, 1995 and 1994, the interest rates paid on these balances ranged from 4.50% to 4.75%, 4.75% to 5.50%, and 2.75% to 5.00%, respectively. BHC pays interest on these funds at varying rates. The rate paid at December 31, 1996 ranged from 4.50% to 4.75%.

     BHC's clearing agreements with Clients generally provide that credit losses relating to a Client's customers are generally charged back to the Client.

5.   Securities Owned and Securities Sold, But Not Yet Purchased

     At December 31, 1996 and 1995, securities owned and securities sold, but not yet purchased, consist of the following (in thousands):


                                                     1996                        1995
-------------------------------------------------------------------------------------------
                                                     Sold                        Sold
                                                     Not Yet                     Not Yet
                                      Owned          Purchased    Owned          Purchased
U.S. Government obligations           $  15,541      $  604       $  10,315      $  1,140
Municipal obligations                       248          49             385            30
Corporate obligations                       404          43               3            22
Equities and shares of regulated
   investment companies                     795         858             799           228
                                      ---------      ------       ---------     ---------
                                      $  16,988      $1,554       $  11,502     $   1,420
                                      =========      ======       =========     =========

     The above amounts include securities pledged as deposits to clearing organizations of $14,251,000 and $8,886,000 at December 31, 1996 and 1995,
respectively.

6.   Short-Term Bank Loans

     At December 31, 1996 and 1995, BHC had $33,200,000 and $41,900,000,
respectively, of short-term bank loans payable. At December 31, 1996, these demand loans bear interest at the respective bank's call rate and were collateralized by customers' margin account securities with a market value of $75,759,000. Interest expense on these loans for 1996, 1995 and 1994 was $1,493,000, $2,219,000 and $2,132,000, respectively. The weighted average interest rate on these loans at December 31, 1996 and 1995 was 6.9% and 5.1%, respectively. At December 31, 1996, BHC had available uncommitted lines of credit with banks of $181,800,000.

7.   Income Taxes


The provision (benefit) for income taxes consists of (in thousands):

                                    1996        1995        1994

--------------------------------------------------------------------------------
Current:
     Federal                      $  10,889   $  7,992    $  6,385
     State                            1,770        675         198
                                     ------      -----       -----
                                     12,659      8,667       6,583
                                     ------      -----       -----
Deferred:
     Federal                           (649)      (210)       (361)
     State                             (121)        (9)        (93)
                                     ------      -----       -----
                                       (770)      (219)       (454)
                                     ------      -----       -----
                                  $  11,889   $  8,448    $  6,129
                                     ======      =====       =====

The components of deferred income taxes (benefits) are as follows
(in thousands):

                                          Year Ended December 31,
                                          -----------------------
                                        1996        1995       1994
                                        ----        ----       ----
Employee benefits                     $ (158)     $ (163)    $ (119)
Accrued liabilities                     (293)        (64)      (343)
Other, net                              (319)          8          8
                                        -----       -----      -----
                                      $ (770)     $ (219)    $ (454)
                                        =====       =====      =====

Aggregate deferred tax assets and liabilities amounted to $2,324,000 and $263,000, respectively, at December 31, 1996. The approximate tax effect of each type of temporary difference that gives rise to deferred tax assets and liabilities at December 31, 1996 is as follows (in thousands):


                                        Asset (Liability)
Employee benefits                                $  838
Accrued liabilities                                 785
Deferred rent                                       363
Furniture and equipment, net                       (234)
Other, net                                          309
                                                    ---
                                                 $2,061
                                                 ======

The Company's effective tax rate differs from the U.S. corporate income tax rate as follows:

                                          Year Ended December 31,
                                          -----------------------
                                        1996        1995       1994
                                        ----        ----       ----
U.S. corporate income tax rate          35.0%       35.0%      34.9%
State taxes, net of federal tax effect   3.6         1.9         .4
Other                                    1.2          .8        1.3
                                        -----       -----      -----
                                        39.8%       37.7%      36.6%
                                        =====       =====      =====

8.     Employee Benefit Plans

     Defined Contribution Plan

     The Company has a defined contribution retirement savings plan (401(k)) which covers all full-time employees of BHC, TradeStar and other affiliates authorized by the Board of Directors who have attained at least one year of service and are 21 years of age. Under the plan, as amended, eligible participating employees may elect to contribute up to 15% of their salaries to a trust.

     The Company contributes an amount equal to 50% of the participant's contribution to a maximum of 3% of compensation. In addition, the Company contributes a fully vested 1% of salary for eligible employees ("Additional Company Contribution"), as defined. One half of the Company's matching portion and the entire Additional Company Contribution are invested in the common stock of the Parent. Participants are at all times fully vested in their contributions, and the Company's contributions become fully vested to the participants after five years of continued employment. The Company's contributions to the plan were $374,000, $309,000 and $268,000 for the years ended December 31, 1996, 1995 and 1994, respectively.

     Defined Benefit Plans

     The Company sponsors a noncontributory defined benefit pension plan covering substantially all full-time employees of BHC, TradeStar and other affiliates authorized by the Board of Directors. Plan benefits are generally based on employees' years of service and compensation. The benefits under this plan are vested in accordance with a schedule that generally provides for full vesting after five years of service with the Company. The Company's policy is to fund at least the minimum required by the Internal Revenue Code and the Employee Retirement Income Security Act of 1974. Plan assets are invested in shares of registered investment companies (bond and equity portfolios).

     Separate accounts for vested benefits and pension fund assets are not maintained for BHC and TradeStar. The following table sets forth the funded status and amounts recognized in the statement of financial condition for the defined benefit pension plan (in thousands):

                                                         1996           1995
----------------------------------------------------------------------------------------
Actuarial present value of benefit obligations:
     Nonvested                                          $   214        $    205
     Vested                                               1,998           1,930
                                                        -------        --------
Accumulated benefit obligation                          $ 2,212         $ 2,135
                                                        =======        ========
Projected benefit obligation                            $ 4,390         $ 4,024
Plan assets at fair value                                 3,032           2,567
                                                        -------         -------

Projected benefit obligation in excess of plan assets    (1,358)         (1,457)

Unrecognized net gain/(loss)                               (201)            366



Unrecognized prior service cost, being recognized
     over periods from 17.1 to 23.3 years                  346             439
                                                       -------        --------
Pension liability recognized in the statement of
     financial condition                               $(1,213)       $   (652)
                                                       =======        ========

Net periodic pension cost for the defined benefit pension plan consisted of the following components (in thousands):


                                              1996           1995           1994
-----------------------------------------------------------------------------------------
Service cost                                 $  589         $  383         $  423
Interest cost                                   284            213            186
Actual return on plan assets                   (382)          (502)            36
Amortization and deferral                       194            364           (142)
                                             ------         ------         ------
     Net periodic pension cost               $  685         $  458         $  503
                                             ======         ======         ======


     The Company also maintains a supplemental nonqualified unfunded pension plan for certain officers which is being provided for by charges to earnings of the Company in an amount that, if this plan were funded, would be sufficient to meet the projected benefit obligation. The pension cost for this plan is based on substantially the same actuarial methods and economic assumptions as those used for the defined benefit pension plan. The Company recognized pension expense relating to the supplemental plan of $170,000, $123,000 and $116,000 in 1996, 1995 and 1994, respectively. The accrued liability at December 31, 1996 was $645,000.

     The actuarial present value of benefits and projected benefit obligation were determined using a discount rate of 7.5%, 7% and 8% for the years ended December 31, 1996, 1995 and 1994, respectively. The expected long-term rate of return on assets was 8% and the rate of compensation increase used to measure the projected benefit obligation was 6% for 1996, 1995 and 1994.

     Stock Option Plan

     In January 1993, the Parent's stockholders approved the 1992 stock option plan ("Option Plan") pursuant to which the Company may grant incentive stock options and nonqualified stock options for shares of common stock to key employees of the Company.

     The Option Plan is administered by the Parent's Compensation Committee of the Board of Directors. There are 53,000 options outstanding, which are fully vested, under this plan and no further options can be granted.

     Long-Term Incentive Plan

     The Parent's stockholders approved a long-term incentive plan in March 1992, and as amended in May 1995 ("Long-Term Plan"), pursuant to which the Company may grant incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock awards, dividend equivalents, performance awards and other stock-based awards to key employees of the Company.

     The Long-Term Plan, as amended, is administered by the Parent's Compensation Committee, which has the power to select the employees to whom grants are to be made, designate the type of grant or award to be issued and the number of shares covered by each grant or award, set the vesting schedule or other restrictions on the grants or awards, and determine the time at which any payment is to be made. The Long-Term Plan limits the maximum number of shares of common stock which may be issued thereunder to 750,000 shares. The Long-Term Plan further provides that no option, restricted stock, performance share, performance unit or other stock-based award may be granted or awarded after May 16, 2000, but options granted on or before such date may be exercised after such date. Under the Long-Term Plan, the exercise price of each option equals the market price of the Parent's common stock on the date of grant and an option's maximum term is ten years. Options are granted upon approval of the Board of Directors and vest after three years. The option's vesting period is accelerated upon a change in control of the Parent (as defined). As of December 31, 1996, 570,750 options are outstanding under the Long-Term Plan, of which 102,400 vested in 1996, 163,050 vest in 1997, 130,300 vest in 1998, and 175,000 vest in
1999.

     Directors' Stock Option Plan

     In May, 1995, the Stockholders of the Parent approved the Directors' Stock Option Plan ("Directors' Plan"). Under the Directors' Plan, the Parent may issue to members of the Board of Directors of the Parent up to 150,000 non-qualified options to purchase shares of the Parent's common stock. The Directors' Plan is administered by the Parent's Compensation Committee of the Board of Directors. Under the Directors' Plan, the exercise price of each option equals the market price of the Parent's common stock on the date of grant and an option's maximum term is ten years. Options are granted upon approval of the Stock Option Committee of the Board of Directors and vest immediately. At December 31, 1996, 24,000 options are outstanding and fully vested.

     A summary of option activity is as follows:


                                        Number         Range of            Weighted Average
                                        of Shares      Exercise Prices     Exercise Price
Outstanding at December 31, 1993         194,000       $6.40 - $27.50      $    19.887
     Granted                             181,000       $8.875
     Exercised                              -                -
     Cancelled                           (13,750)      $27.50

Outstanding at December 31, 1994         361,250       $6.40 - $27.50      $    14.08
     Granted                             162,300       $15.375 - $18.125
     Exercised                            (5,750)      $6.40
     Cancelled                            (4,600)      $8.875 - $27.50
                                        --------

Outstanding at December 31, 1995         513,200       $6.40 - $27.50      $    15.328
     Granted                             186,000       $13.188 - $15.875
     Exercised                            (7,750)      $6.40 - $8.875
     Cancelled                           (43,700)      $8.875 - $27.50
                                        --------
Outstanding at December 31, 1996         647,750                           $    15.485
                                        ========




     On January 1, 1996 the Parent adopted Statement of Financial Accounting Standards No. 123 ("SFAS No. 123"), "Accounting for Stock-Based Compensation". As permitted by SFAS No. 123, the Parent has chosen to apply APB Opinion No. 25, "Accounting for Stock Issued to Employees" and related Interpretations in accounting for its Stock Option and Long-Term Incentive Plans (the "Plans"). Accordingly, no compensation cost has been recognized for options granted under the Plans. Had compensation cost for the Parent's Plans been determined based on the fair value at the grant dates for awards under the Plans consistent with the method of SFAS No. 123, the Parent's net income would have been reduced by approximately $216,000 and $50,000 in 1996 and 1995, respectively, and the related impact on earnings per share would have been immaterial. The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future amounts. SFAS No.123 does not apply to awards prior to 1995, and additional awards in future years are anticipated. The weighted average fair value of options granted during the year was $15.851, $17.769 and $8.875 in 1996, 1995 and 1994, respectively. Options exercisable in Parent's Plans were 179,400 and 82,250 at December 31, 1996 and 1995, respectively.

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The weighted-average assumptions used for grants in both 1996 and 1995 were a dividend yield of 0.68%, expected volatility of 40% and expected lives of 4 years for the Long-Term Plan and 1 year for the Directors' Plan. The risk-free interest rates assumed were 5.81% and 5.54% for the Long-Term Plan and 5.55% and 5.94% for the Directors' Plan for 1996 and 1995, respectively.

9.   Net Capital Requirements and Dividend Restrictions

     BHC is subject to the SEC's Uniform Net Capital Rule (Rule 15c3-1 under the 1934 Act) which requires the maintenance of minimum net capital. BHC has elected to use the alternative method, permitted by the rule, which requires that it maintains minimum net capital, as defined in Rule 15c3-1, equal to the greater of $250,000 or 2% of aggregate debit balances, as defined in Rule 15c3-3. At December 31, 1996, BHC had net capital of $56,506,000, or approximately 11% of aggregate debit balances which was $46,150,000 in excess of its minimum net capital requirement of $10,356,000 at that date. Additionally, Rule 15c3-1 provides that equity capital may not be withdrawn or cash dividends paid if resulting net capital would be less than 5% of aggregate debit balances. At December 31, 1996, BHC had net capital of $30,616,000 in excess of 5% of aggregate debit balances. See Footnote 12 Subsequent Event - Merger of Company.

10.  Commitments and Contingencies

     Lease Commitments

     The Company leases office space under noncancelable operating leases expiring through 2003. Rental expense for all operating leases was approximately $3,886,000, $3,106,000 and $2,789,000 for the years ended December 31, 1996,
1995 and 1994, respectively.

     At December 31, 1996, the future minimum lease payments under noncancelable operating leases were as follows (in thousands):


Year                           Operating Leases
------------------------------------------------
1997                                   $ 2,939
1998                                     2,130
1999                                     1,778
2000                                     1,264
2001                                     1,194
Thereafter                               1,940
                                        ------
Total minimum lease payments           $11,245
                                        ======


Certain long term leases contain escalation clauses.

     Employment Agreements

     The Parent has employment agreements with key officers which grant these employees the right to receive up to one to two times their annual salary and bonus, plus continuation of certain benefits subject to certain maximums under tax law, if there is a change in control of the Parent (as defined) and a termination (as defined) of such employees within one year thereafter.

     Major Clients

     For the year ended December 31, 1996, revenues generated from three Clients exceeded 10% of total revenues. Revenues from these Clients were 14%, 10% and 10%. For the years ended December 31, 1995 and 1994, revenues generated from two Clients exceeded 10% of total revenues. Revenues from these Clients were 13% and 11% for 1995 and 14% and 11% for 1994. (See Management's Discussion and Analysis of Financial Condition and Results of Operations.)

     Litigation and Claims

On January 21, 1994, BHC received notice that a purported holder of a brokerage account with a BHC Client filed a complaint in the Supreme Court of the State of New York which alleges that BHC received, in violation of New York statutory and common law, cash payments from market makers in certain securities (referred to as payment for order flow) in return for BHC executing customer orders with such market makers. In the complaint, the plaintiff seeks injunctive relief and damages, a return of cash payments for order flow, in addition to clearing and execution fees earned by BHC from January 1, 1990, certification of this matter as a class action, punitive damages, costs and attorneys' fees in an unspecified amount. Payment for order flow is common practice within the securities industry. BHC removed this matter to the United States District Court for the Southern District of New York, and the federal court, on December 18, 1995, dismissed the complaint for failure to state a claim upon which relief can be granted. The plaintiff appealed the dismissal and on January 17, 1997 the United States Court of Appeals for the Second Circuit vacated the final judgment of the lower court on jurisdictional grounds and remanded with instructions to remand the action to state court. In the opinion of management, the ultimate liability, if any, resulting from this matter will have no material effect on the Company's consolidated financial position. The materiality of this matter on the Company's future operating results depends on the level of future results of operations, as well as on the timing and amount of the ultimate outcome.

11. Financial Instruments with Off-Balance-Sheet Risk and Concentrations of Credit Risk

     In the normal course of business, the Company's activities involve the execution, settlement and financing of various securities transactions, including the sale of securities not yet purchased. In the event the customer or other party to a securities transaction is unable to fulfill its contracted obligations, the Company may be required to purchase or sell financial instruments at prevailing market prices in order to satisfy its customer-related obligations. The Company may incur a loss if the market price of a security sold but not yet purchased increases subsequent to entering into the transaction.

     In accordance with industry practice, the Company records customer transactions on a settlement-date basis, which is generally three business days after trade date. The Company is therefore exposed to risk of loss on these transactions in the event of the customer's inability to meet the terms of their contracts, in which case the Company may have to purchase or sell the underlying financial instruments at prevailing market prices. The Company maintains margin and cash securities accounts for its customers who are principally located throughout the United States.

     The Company pledges eligible customer securities as collateral for bank loans, securities loaned, securities sold under agreements to repurchase and to satisfy margin deposits of clearing organizations. In the event a counter-party to such transaction is unable to return the customer's securities pledged as collateral, the Company may be exposed to the risk of acquiring the securities at prevailing market prices.

     The Company controls off-balance-sheet risk by monitoring the market value and marking securities to market on a daily basis and by requiring adjustments of collateral levels, where appropriate. The Company establishes margin requirements and overall credit limits for such activities and monitors compliance with the applicable limits and industry regulations on a daily basis.

     The Company has extensive credit policy and review procedures which focus primarily on: (1) a customer's creditworthiness and financial resources; (2) the market value of the collateral in a customer's account; (3) the concentration of the collateral, both in a particular customer's account and in all accounts; (4) the volatility of the underlying securities and existing market conditions; and
(5) the creditworthiness of the Client that guarantees the performance of its customers pursuant to its clearing and execution agreement.

12.  Subsequent Event - Merger of the Company

     On March 2, 1997, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with Fiserv, Inc. ("Fiserv") and its wholly owned subsidiary, Fiserv Delaware Sub, Inc. ("Fiserv Sub"). Pursuant to the Merger Agreement, Fiserv Sub will be merged into the Company, and the

Company will be the Surviving Corporation and will become a wholly owned subsidiary of Fiserv (the "Merger"). At the effective time of the Merger (the "Effective Time"), the Company will change its name to "Fiserv Clearing, Inc." It is presently contemplated that the Effective Time will be May 30, 1997 or shortly thereafter.

     Pursuant to the Merger Agreement, each outstanding share of the Company's Common Stock will be converted into the right to receive such number of shares of Fiserv Common Stock as shall equal the Conversion Ratio, which is defined as the quotient of (x) $33.50 divided by (y) an amount equal to the average closing price of Fiserv Common Stock as reported in The Wall Street Journal for the 20
                                            -----------------------
trading days ending on the second trading day prior to the Effective Time.

     The Merger has been approved by the Boards of Directors of both the Company and Fiserv and is subject to approval by the Company's stockholders as well as receipt of all required regulatory and other approvals. The obligations of Fiserv and the Company to consummate the Merger are subject to the satisfaction or waiver (to the extent waivable) of reasonably certain conditions set forth in the Merger Agreement. In the event that Fiserv reasonably determines that the Merger would be accounted for as a pooling of interests in accordance with generally accepted accounting principles, then, subject to the other terms and conditions of the Merger Agreement, the Merger will be consummated. In the event that, Fiserv reasonably determines, that the Merger cannot be accounted for as a pooling of interests, then, subject to the other terms and conditions of the Merger Agreement, the Merger will be consummated and will be accounted for as a purchase, providing that the merger consideration will be adjusted by modifying the definition of Conversion Ratio such that $33.50 is replaced with $31.50. The Rights referred to in Note No. 1 have not become exercisable as a result of the Merger Agreement.

     It is anticipated that the merger will be accounted for as a pooling of interests under the Accounting Principles Board Opinion No. 16. Because of the recent purchases by the Company of its Common Stock, the Company may be required, among other things, to sell approximately 200,000 shares of its Common Stock (either through the exercise of outstanding stock options or by a stock offering to unrelated parties) prior to the Effective Time in order for the Merger to be accounted for as a pooling of interests. As part of the Merger Agreement, the Company has agreed to issue and sell such shares after the date of the special meeting of the stockholders to approve the Merger Agreement, and prior to the consummation of the Merger, to the extent necessary to satisfy such condition.

     Subject to the terms and conditions of the Merger Agreement, the Company, from the date of the Merger Agreement through the date and time when the Merger shall become effective, is prohibited from purchasing any of its capital stock from any stockholder or paying or declaring any dividends or other distribution in respect of the Company's capital stock, except for cash dividends equal to $.03 per outstanding share per quarter. The Company's Board of Directors rescinded the previously approved stock purchase program. The payment of this $.03 per outstanding share cash dividend will depend upon the Company's earnings, financial condition, net capital requirements, cash flow, long range plans and such other factors as the Board of Directors of the Company may deem relevant. Moreover, the payment of this cash dividend is restricted by the rules of the U.S. Securities and Exchange Commission, the NYSE, the NASD and various state securities laws administrators. These restrictions could limit the ability of the Company to pay cash dividends in the future.

                   Responsibilities For Financial Statements

     The management of the Company is responsible for the financial statements and other financial information contained in the Company's 1996 Report on Form 10-K. The Company believes that the financial statements have been prepared in conformity with generally accepted accounting principles appropriate under the circumstances to reflect, in all material respects, the substance of applicable events and transactions. In preparing the financial statements, it is necessary that management make informed estimates and judgments. The other financial information in this Report is consistent with the financial statements.

     The Company maintains a system of internal accounting controls designed to provide reasonable assurance that financial records are reliable for purposes of preparing financial statements and that assets are properly accounted for and safeguarded. The concept of reasonable assurance is based on the recognition that the cost of the system must be related to the benefits to be derived. The Company believes its system provides an appropriate balance in this regard. The Company maintains both compliance and internal audit departments which review the adequacy and test the application of internal accounting controls.

     The financial statements have been audited by Coopers & Lybrand L.L.P., independent accountants, for the fiscal years ended December 31, 1996, 1995 and 1994. Their reports express opinions that the Company's financial statements are fairly stated in conformity with generally accepted accounting principles, and that their audits were performed in accordance with generally accepted auditing standards which are designed to obtain reasonable assurance that the financial statements are free of material misstatement.

     The Audit Committee of the Board of Directors of the Company, consisting solely of outside directors, meets with the independent accountants, compliance and internal auditors and management to discuss, among other things, their audit scopes and results. The independent accountants and the internal auditors have full and free access to the Audit Committee, with or without the presence of management.

Item 9.  Changes in and Disagreements with Accountants on Accounting and
         ---------------------------------------------------------------
         Financial Disclosure
         --------------------
     None.

                             PART III
                             --------

Item 10.  Directors and Executive Officers of the Registrant
          --------------------------------------------------

     Certain information with respect to executive officers of BHC Financial, Inc. is set forth under the caption "Executive Officers of The Company" in Part I of this Report.

     Information with respect to non-employee Directors of the Company is set forth below:

Robert T. Arnold, 72, is Chairman Emeritus of the Board of Directors of the Company and BHC. Mr. Arnold served as a director and Chairman of the Board of Directors of the Company and BHC from April, 1986 until his retirement in March, 1991. Mr. Arnold is retired from his position as Executive Vice President of Provident National Bank, Philadelphia, Pennsylvania, an affiliate of a stockholder of the Company, where he had worked in various capacities from 1970 until 1989.

Vincent G. Bell, Jr., 71, has been a director of the Company and BHC since April, 1993. He has served as President of Verus Corporation, an investment management company, located in Radnor, Pennsylvania, since 1988. He retired in 1987 as Chief Executive Officer and Chairman of Safeguard Business Systems, Wayne, Pennsylvania. Mr. Bell is also a trustee of Paoli Memorial Hospital, a director of Safeguard Scientifics, Inc. and Envirite Corporation and serves as an adviser to several other companies including Safeguard Business Systems.

Richard L. Bunn, 60, has been a director of the Company and BHC since April, 1993. He served as President of UGI Corporation's Utilities Division, Reading, Pennsylvania, from 1987 to 1992. Since April, 1992, Mr. Bunn has served as President, Chief Executive Officer and a director of UGI Utilities, Inc. Mr. Bunn is also a director of International Approval Services, Inc. and the American Gas Association and a member of the Board of Trustees of Wilkes University.

Carroll H. Crouch, Jr., 48, has been a director of the Company and BHC since 1990. He currently serves as Senior Vice President, Director of Investor Relations, Quality Service and Sales for SouthTrust Corporation, a stockholder of the Company. He previously served as Chairman of the Board, Chief Executive Officer and President of SouthTrust Securities, Inc., a registered broker-dealer located in Birmingham, Alabama, and a wholly-owned subsidiary of SouthTrust Corporation. He served as Chief Executive Officer and President of SouthTrust Securities, Inc. until July, 1995.

George L. Denton, Jr., 77, has served as a director of the Company and BHC since its inception in 1983. Mr. Denton is a retired Executive Vice President of First Security Corporation, a bank holding company located in Salt Lake City, Utah, for whom he had worked in various capacities since 1946. Mr. Denton is also a director of the Achievement Funds.

John W. Saunders, Jr., 62, has been a director of the Company and BHC since 1987. He serves as a director of, and since 1976 has been Senior Vice President of, USAA Investment Management

Company, a registered broker-dealer located in San Antonio, Texas, and a stockholder of the Company. Mr. Saunders is also a director of USAA Mutual Fund Inc. and USAA Tax Exempt Fund Inc. and a trustee of USAA Investment Trust and USAA State Tax-Free Trust.

Item 11. Executive Compensation
         ----------------------

Summary of Cash and Certain Other Compensation

      The following table sets forth the annual and long-term compensation of each of the Company's five most highly compensated executive officers for the years ended December 31, 1994, 1995 and 1996. Generally, officers serve at the discretion of the Board of Directors of the company that employs them.

                          SUMMARY COMPENSATION TABLE

                                                                        Long-Term Compensation
                                                                        ----------------------
                                                                    Awards                 Payouts
                                                                    ------                 -------
                                        Annual                      Securities
           All Other
                                        Compensation(2)             Underlying Options     LTIP         Payouts
                                        ---------------
           Compensation
                        Fiscal Year     Salary($)        Bonus($)          (#)(3)         ($)(4)        ($)(5)
                        -----------     ---------        --------          ------         ------        ------

William T. Spane, Jr.       1996         260,010         195,007           21,000               0        4,470
 Chairman, President        1995         243,000         182,250           15,000         102,400        4,620
 and CEO                    1994         225,000         112,500           15,000         102,400        4,620

Lawrence E. Donato          1996         173,340         104,004           15,000               0        3,413
  Executive VP and          1995         162,000          97,200           10,000          68,267        4,620
  COO                       1994         150,000          60,000           10,000          68,267        4,500
  BHC Securities, Inc.

Henry H. Clines             1996         133,560         86,814            10,000               0        3,839
  President - TradeStar     1995         126,000         81,900             8,000          12,269        3,780
  Investments, Inc.         1994         119,253         10,000             7,500          12,269        3,577

Morris L. Miller, Jr.       1996         138,450         55,380            10,000               0        4,153
  Senior VP                 1995         130,000         52,000             7,000               0        3,900
  BHC Securities, Inc.      1994         100,000         30,000             7,000               0        3,577

Charles E. Naddaff(1)       1996         108,500         43,400             5,000               0        1,622
  President -               1995          79,200         31,680             4,000               0            0
  BHCM Inc.                 1994               0              0                 0               0            0

(1)   Mr. Naddaff began his employment with the Company on April 3, 1995.

(2) Annual compensation relates to the year in which earned, regardless of when paid.

(3) The awards for 1996 were made on November 26, 1996, pursuant to the Long Term Incentive Plan. The awards for 1995 were made on November 29, 1995 pursuant to the Long Term Incentive Plan. The awards for 1994 were made on December 1, 1994 pursuant to the Long Term Incentive Plan.

(4) This column includes the payment of cash made in connection with the termination of the Unit Appreciation Plan and the Stock Appreciation Rights Agreement, both of which had accrued benefits since October, 1986, in conjunction with the Company's initial public offering of its Common Stock in April, 1993.

(5) Represents the amount of the Company's matching contributions to its 401(k) Plan.

Stock Grants

      The following table sets forth information concerning stock options granted during the year ended December 31, 1996 to each of the executive officers named in the Summary Compensation Table. All of the options were granted on November 26, 1996 under the Company's Long Term Incentive Plan and are generally not exercisable until November 26, 1999. All options, including those granted in other years, will fully vest upon a change of control.

                      OPTIONS GRANTED IN FISCAL YEAR 1996

                                                                                       Potential Realized
                                                                                       Value at Assumed
                          Number of       % of Total                                   Annual Rates of
                          Securities      Option                                       Stock Price
                          Underlying      Granted to                                   Appreciation for
                          Options         Employees      Exercise                      Option Term
                          Granted         During         Price         Expiration      -----------
Name                      (#)             1996           ($/Sh)        Date            5%($)                  10%($)
----                      ---             ----           -----         ----            -----                  ------

William T. Spane, Jr.     21,000          11.7%          $15.875       11/25/06        209,658                531,314
Lawrence E. Donato        15,000           8.3%          $15.875       11/25/06        149,755                379,421
Henry H. Clines           10,000           5.5%          $15.875       11/25/06         99,837                252,948
Morris L. Miller, Jr.     10,000           5.5%          $15.875       11/25/06         99,837                252,948
Charles E. Naddaff         5,000           2.7%          $15.875       11/25/06         49,918                126,474

Option Exercises

      The following table sets forth information with respect to the exercise of options during fiscal year 1996 by each of the executive officers named in the Summary Compensation Table, as well as information concerning unexercised options held by those same individuals at December 31, 1996:

                AGGREGATED OPTIONS EXERCISES DURING FISCAL 1996
                AND VALUE OF OPTIONS HELD AT DECEMBER 31, 1996

                                                           Number of Securities          Value of Unexercised
                                                           Underlying Unexercised        In-The-Money
                          Shares                           Options at 12/31/96(#)        Options at 12/31/96($)(6)
                          Acquired on       Value          ----------------------        -------------------------
Name                      Exercise(#)    Realized($)    Exercisable    Unexercisable    Exercisable    Unexercisable
----                      -----------    -----------    -----------    -------------    -----------    -------------

William T. Spane, Jr.               0              0      8,750(1)        15,000(3)        81,812         103,125
                                                          9,000(2)        15,000(4)             0               0
                                                                          21,000(5)                             0


Lawrence E. Donato                  0              0      7,500(1)        10,000(3)        70,125          68,750
                                                          6,400(2)        10,000(4)             0               0
                                                                          15,000(5)                             0

Henry H. Clines                     0              0      6,250(1)         7,500(3)        58,437          51,562
                                                          5,000(2)         8,000(4)             0               0
                                                                          10,000(5)                             0

Morris L. Miller, Jr.               0              0                       7,000(3)                        48,125
                                                          4,300(2)         7,000(4)             0               0
                                                                          10,000(5)                             0

Charles E. Naddaff                  0              0                       4,000(4)             0               0
                                                                           5,000(5)             0               0

      --------------------

      (1) Represents options that were awarded pursuant to the 1992 Stock Option Plan which may be exercised at any time prior to December 2, 2002 at an exercise price per share of $6.40, provided the optionee continues to be an employee of the Company.

      (2) Represents options that were awarded pursuant to the Long Term Incentive Plan which may be exercised at any time on or after December 31, 1996 and prior to December 30, 2003 at an exercise price per share of $27.50, provided the optionee continues to be an employee of the Company.

(3) Represents options that were awarded pursuant to the Long Term Incentive Plan which may be exercised at any time on or after December 1, 1997 and prior to November 30, 2004 at an exercise price per share of $8.875, provided the optionee continues to be an employee of the Company.

(4) Represents options that were awarded pursuant to the Long Term Incentive Plan which may be exercised at any time on or after November 29, 1998 and prior to November 28, 2005 at an exercise price per share of $18.125, provided the optionee continues to be an employee of the Company.

(5) Represents options that were awarded pursuant to the Long Term Incentive Plan which may be exercised at any time on or after November 26, 1999 and prior to November 25, 2006 at an exercise price per share of $15.875, provided the optionee continues to be an employee of the Company.

(6) Value of unexercised options is calculated by determining the difference between the fair market value of the shares of Common Stock underlying the options on December 31, 1996, $15.75, and the exercise price of the options. The option's vesting period is accelerated upon a change in control of the Company (as defined). See Item 1. Subsequent Event - Merger of the Company.

                                 PENSION PLAN

     The Company's Board of Directors has adopted a noncontributory defined benefit pension plan (the "Defined Benefit Pension Plan") covering substantially all employees of the Company and its subsidiaries.

     The Defined Benefit Pension Plan's benefits are financed exclusively by contributions made from time to time by the Company and are generally based on an employee's years of service and compensation. The Defined Benefit Pension Plan is qualified under Section 401(a) of the Internal Revenue Code of 1986, as amended (the "Code"), so that benefits under the plan are not taxable to employees until received by them, and contributions by the Company will be tax-deductible when made. The benefits under the Defined Benefit Pension Plan are vested in accordance with a schedule that generally provides for full vesting after five years of service. An employee who has fewer than five years of service to his or her credit will have no vested interest in benefits. All employees of the Company and its subsidiaries are generally eligible for participation in the Defined Benefit Pension Plan if they have attained the age of 21 and completed at least one year of service. Distribution of benefits normally will commence upon the participating employee's reaching age 65 (or, if earlier, upon the participant's early retirement, death or disability). Payment of the Defined Benefit Pension Plan's benefits will generally be made monthly following the participating employees' retirement unless an alternative equivalent form of benefit is elected. Annual benefits payable under the Defined Benefit Pension Plan are limited by law. The Company's policy is to fund at least the minimum amount required by the Code and the Employee Retirement Income Security Act of 1974. The Defined Benefit Pension Plan is administered by a committee appointed by the Company's Board of Directors, and its assets are invested in shares of registered investment companies managed by an affiliate of a stockholder of the Company.

     The Company also maintains a supplemental nonqualified unfunded pension plan (the "Supplemental Pension Plan") for certain officers of the Company which is being accounted for by charges to earnings of the Company in an amount that, if the plan were funded, would be sufficient to meet the projected benefit obligation. In 1996, such charges were approximately $170,000. The Supplemental Pension Plan provides participants with pension benefits that would have been payable under the Defined Benefit Pension Plan but for legal limits. The pension cost for the Supplemental Pension Plan is based on substantially the same actuarial methods and economic assumptions as those used for the Defined Benefit Pension Plan.

     The following table reflects the estimated annual benefits in the form of a single life annuity at age 65 payable under the Defined Benefit Pension Plan and the Supplemental Pension Plan. The compensation of the executive officers named in the Summary Compensation Table that is covered by the Defined Benefit Pension Plan and the Supplemental Pension Plan is substantially equal to the salary and bonus listed in that table for each such person. Messrs. Spane and Donato each has 13 years of credited service and each currently accrues benefits under the Defined Benefit Pension Plan. Messrs. Clines, Miller and Naddaff have 6 years,
3 years, and 2 years respectively, of credited service with only Mr. Clines accruing benefits under the Defined Benefit Pension Plan.



                                              Credited Service
                                              ----------------
Final Average
Compensation                 5          10            15              20           25+
------------                 -          --            --              --           ---
   150,000            $ 11,173    $ 22,345      $ 33,518        $ 44,691      $ 55,864
   175,000              13,173      26,345        39,518          52,691        65,864
   200,000              15,173      30,345        45,518          60,691        75,864
   225,000              17,173      34,345        51,518          68,691        85,864
   250,000              19,173      38,345        57,518          76,691        95,864
   275,000              21,173      42,345        63,518          84,691       105,864
   300,000              23,173      46,345        69,518          92,691       115,864
   325,000              25,173      50,345        75,518         100,691       125,864
   350,000              27,173      54,345        81,518         108,691       135,864
   375,000              29,173      58,345        87,518         116,691       145,864
   400,000              31,173      62,345        93,518         124,691       155,864
   425,000              33,173      66,345        99,518         132,691       165,864
   450,000              35,173      70,345       105,518         140,691       175,864

-------------------------------
Benefit amounts shown are estimates only.
The estimated annual benefits are not subject to any deduction for Social Security or other offset amounts.

                             EMPLOYMENT AGREEMENTS
     In July, 1994, the Company entered into Change of Control Employment Agreements with all executive officers named in the Summary Compensation Table (other than Charles E. Naddaff) and with several other key officers. These agreements become effective only in the event of a "Change of Control" of the Company, which is defined to include the acquisition of 20% or more of the Company's Common Stock by a person or group, a change in a majority of the current Board of Directors (other than changes approved by the then existing Board), or a merger, liquidation, dissolution or sale of all or substantially all of the assets of the Company. See Item 1. Subsequent Event - Merger of the Company.

     The Change of Control Employment Agreements for Messrs. Spane and Donato provide that, following a Change of Control, each of them will continue to be employed in the position he held prior to the Change of Control (with comparable authority, duties and responsibilities) and will receive comparable compensation and benefits, until the earlier of the third anniversary of the Change of Control (and thereafter for successive one-year periods unless notice is given by either party) or his normal retirement date. If Mr. Spane or Mr. Donato is terminated during such employment period, other than for "cause", or if Mr. Spane or Mr. Donato terminated his employment for "good reason" (as defined in the Agreements), he will be entitled to receive a lump-sum severance payment equal to twice his then annual base salary plus his most recent bonus. In addition, he will be entitled to continued employee benefits until the end of the contractual employment period.

     The Change of Control Employment Agreements with Messrs. Clines and Miller and selected officers are similar, except that the amount of their lump-sum severance payment will equal the sum of their then current base salary plus their most recent bonus.

     Amounts payable under the Change of Control Employment Agreements will be reduced to the extent necessary to avoid the imposition of an excise tax under Sections 280G and 4999 of the Code.

            COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

     The Company's executive compensation program is designed to attract, motivate and retain the management talent needed to strengthen the Company's position in the financial services industry, as well as to achieve the business objectives set by the Board.

     There are three major components of the Company's executive compensation program: base salary, short-term incentive awards and long-term incentive awards. Additionally, executive officers are entitled to participate in various benefit programs sponsored by the Company for its employees.

     Salaries of executive officers are set at levels which the Compensation Committee of the Board of Directors (the "Compensation Committee") (which consists of three non-employee directors) believes are competitive with salaries of executives with similar responsibilities at comparable financial services companies.

   A significant portion of total compensation of the Company's executive officers is paid in the form of annual cash bonuses pursuant to the Company's operating subsidiaries' short-term incentive compensation plans. For example, in fiscal 1996, 43% of the annual cash compensation of William T. Spane, Jr., the Company's Chief Executive Officer ("CEO"), was paid as an annual bonus under BHC's short-term incentive compensation plan. This is intended to ensure that a portion of an individual's compensation is subject to fluctuation each year based upon corporate and individual performance.

   Executive officers are also eligible to receive options to purchase shares of the Company's Common Stock, restricted stock, performance shares, performance units and other stock-based awards under the Company's Long Term Incentive Plan. To date, only options have been granted under the Company's Long Term Incentive Plan. Stock options are granted with an exercise price equal to the fair market value of the Company's Common Stock on the date of grant. Such grants are tied indirectly to long-term corporate performance because their value is dependent on increases in the market value of the Company's Common Stock during the term of the option (typically ten years).

   The compensation program is structured to recognize each executive's level of responsibility and to reward exceptional individual and corporate performance. The program takes into account both annual operating results and the desirability of providing incentives for future improvement. This includes the ability to implement the Company's business plans, as well as to react to unanticipated external factors which can have a significant impact on corporate performance. Compensation decisions, including the granting of stock options, for all executive officers, including the CEO, are based on the same criteria.

   In carrying out its responsibilities, the Compensation Committee has from time to time availed itself of independent advice in connection with its consideration of executive compensation plans. The Compensation Committee also has available to it surveys of financial services industry compensation.

   The Compensation Committee does not believe that any action is currently necessary to address the $1 million deduction limitation under Section 162(m) of the Code, but will consider whether any changes to the company's compensation programs are appropriate, if necessary, in the future.

Base Salary

   The Compensation Committee believes base salary is a significant factor in attracting, motivating and retaining competent and skilled executive officers. The Compensation Committee determines the salary of the CEO. The Compensation Committee determines the salary of BHC's executive officers, taking into account the CEO's recommendations.

   Salaries and salary adjustments are based on the responsibilities, performance and experience of each executive, regular reviews of competitive positioning (comparing the Company's salary structure with that of similar companies) and business performance.

Short-Term Awards

   The Company's operating subsidiaries have short-term incentive compensation plans under which a bonus award may be made to eligible officers based upon the achievement of certain defined objectives. The objectives are set each year by the Compensation Committee and for 1996 were based upon a combination of targeted "gross margin" for the year (which is defined as net income after reduction for compensation paid under the short-term incentive compensation plan and each other incentive and bonus arrangement, but before income tax divided by gross revenues) and its targeted pre-tax return on equity. All executive officers who have been employed by one of the Company's operating subsidiaries for at least three months as of the end of fiscal year 1996, and such other employees as the Compensation Committee may designate, are eligible to participate in such subsidiaries' short-term incentive compensation plan.

   The specific bonus amount an executive officer received is dependent on the achievement of the Company's objectives as well as his or her level of responsibility and individual performance. Assessments of individual performance are made annually by the Compensation Committee after receiving the recommendations of the CEO. Such assessments are based on a number of factors, including individual and corporate performance, initiative, business judgment and management skills. Maximum bonuses awarded to various levels of officers range from 30% to 75% of their annual salaries.

   Awards to officers and certain other employees designated by the Compensation Committee are payable as follows: 65% of the award is payable in cash as soon as is practicable following the close of the respective operating subsidiaries' year (but in no event more than two months and 15 days after the end of the year) and the remaining 35% is payable as soon as is practicable after the close of the next year (but in no event later than two months and 15 days after the end of such year). Deferred amounts earn interest at an average rate equal to the broker call rate less 1% from the date of the first partial payment to the date of payment of the deferred amount.

   If the employment of any officer or employee participating in a short-term incentive plan is terminated, other than by reason of death or retirement, any unpaid bonus or portion thereof payable to such participant will be forfeited. In the event of death or retirement, any unpaid bonus will be paid as soon thereafter as is practicable to the participant's estate or to the participant, as the case may be.

Long-Term Incentive Awards

   Long-Term incentive awards, made pursuant to the Long-Term Incentive Plan, are designed to align the interests of executives with those of the stockholders by reinforcing the importance of building long-term value for the Company's stockholders.

   Stock options were the only long-term incentives granted to executive officers and key employees in fiscal 1996. The Compensation Committee believes that the periodic grant of stock options focuses management's attention on long-term growth in stockholder value and stock price appreciation. The amount of the grant is dependent upon the recipient's overall employment responsibilities and whether both individual and corporate objectives for the year have been met. The 180,000 options granted in 1996 to both executive and non-executive officers pursuant to the Long-Term Incentive Plan have a term of 10 years and were granted at a price per share of $15.875, which was the fair market value of the Company's Common Stock on the date of grant, November 26, 1996. The options vest and may be exercised at any time on or after November 26, 1999 and before November 25, 2006; provided, however, in the event of death, disability or retirement after age 55 with at least five years of service, the options will be fully vested and may be exercised until the expiration of the option term; in the event of an involuntary termination, the options may be exercised for the lesser of three months or the balance of the option term; and in the event of termination of employment for any other reason, the options terminate. All options, including those granted in other years will fully vest upon a change of control.

   The number of options that the Compensation Committee grants to executive officers is based on individual performance and level of responsibility, and is determined by the Compensation Committee after considering the recommendations of the CEO. Award levels must be sufficient in size so that executives develop strong incentives to achieve long-term corporate goals.

Mr. Spane's 1996 Compensation

   The Compensation Committee's approach in setting Mr. Spane's 1996 annual compensation was to seek to be generally competitive with others in the Company's industry and to fit within the Company's overall compensation policy as discussed above.

   Mr. Spane's salary and award of options under the Company's Long-Term Incentive Plan were based on the Compensation Committee's general evaluation of Mr. Spane's overall contribution as CEO to the Company. Mr. Spane's bonus was set by the Compensation Committee under BHC's short-term incentive compensation plan. The Company's objectives as well as Mr. Spane's level of responsibility, individual performance, initiative, business judgement and management skills were taken into consideration by the Compensation Committee in setting Mr. Spane's bonus. The Compensation Committee believes that Mr. Spane's cash compensation (salary and bonus) and stock option award under the Long-Term Incentive Plan were appropriate in relation to the size and business results of the Company.

Item 12.  Security Ownership of Certain Beneficial Owners and Management
          --------------------------------------------------------------

   The following table sets forth certain information regarding beneficial ownership of the Company's Common Stock by each person who is known by the Company to own beneficially more than 5% of the Common Stock, each executive officer named in the Summary Compensation Table, each of the Company's directors and each nominee for election as a director, and all directors and executive officers of the Company as a group.




                                         Shares of Common
                                         ----------------
                                         Stock Beneficially           Percent
                                         ------------------           -------
Name of Beneficial Owner (1)             Owned (2)                    of Class
-----------------------------            -----------                  --------
Private Capital Management (3)                1,242,450                19.62%
Wellington Management Company, LLP (3)          527,000                 8.32%
FMR Corp. (3)                                   434,900                 6.87%
Dimensional Fund Advisors (3)                   345,300                 5.45%
Jeffrey S. Halis (3)                            317,700                 5.00%
William T. Spane, Jr.                            47,661(4)(5)             *
Lawrence E. Donato                               36,248(4)(5)             *
Henry H. Clines                                  16,116(4)(5)             *
Morris L. Miller, Jr.                             6,299(4)(5)             *
Charles E. Naddaff                                2,045(4)                *
Robert T. Arnold                                  5,250(6)                *
Vincent G. Bell, Jr.                              6,500(6)                *
Richard L. Bunn                                   7,250(6)                *
Carroll H. Crouch, Jr.                            4,100(6)                *
George L. Denton, Jr.                             5,000(6)                *
John W. Saunders, Jr.                             7,000(6)                *
All executive officers and directors
   as a group (16 persons)                      162,861(4)(5)(6)        2.57%


----------------------
*  Less than 1%

(1) All information with respect to beneficial ownership of shares is based upon filings made by the respective beneficial owners with the Securities and Exchange Commission (the "SEC") or information provided by such beneficial owners to the Company. The information with respect to Private Capital Management is as of October 4, 1996. The information with respect to Jeffrey S. Halis is as of January 23, 1997. The information with respect to Wellington Management Company, FMR Corp. and Dimensional Fund Advisors is as of December 31, 1996. All other information is as of March 10, 1997.

(2) The persons named in the table have sole voting and investment power (or voting and investment power shared with a spouse) with respect to all shares of Common Stock shown as beneficially owned by them, subject to the information contained in note (3) to this table.

(3) Shares beneficially owned by Private Capital Management, Inc. ("PCM"), 3003 Tamiami Trail North, Naples, Florida, 33940, its affiliates and employees are as follows: PCM, 1,109,150 shares; SPS Partners, L.P. ("SPS"), 131,500 shares; Bruce S. Sherman, 800 shares; and Gregg J. Powers, 1,000 shares. PCM and Bruce S. Sherman, as President of PCM, have shared dispositive power with respect to the shares of the Common Stock managed by PCM and do not have either sole or shared voting power with respect to such shares of the Common Stock. SPS and Bruce S. Sherman, as Managing General Partner of SPS, have shared dispositive power with respect to the shares of the Common Stock beneficially owned by SPS and do not have either sole or shared voting power with respect to such shares if the Common Stock. Mr. Sherman and Mr. Powers have sole voting and dispositive power with respect to the shares of the Common Stock beneficially owned by them in their individual capacities.

     Wellington Management Company, LLP, 75 State Street, Boston, Massachusetts, 02109, holds 527,000 shares with sole dispositive power. Of that amount, 256,000 are held with shared voting power.

     FMR Corp. 82 Devonshire Street, Boston, Massachusetts, 02109, holds 434,900 shares and has sole dispositive power to vote or to direct the vote over 134,900 shares. FMR Corp. has sole power to dispose or to direct the disposition of 434,900 shares.

     Dimensional Fund Advisors, 1299 Ocean Avenue, 11th Floor, Santa Monica, California, 90401, holds 345,300 shares of which all are held with sole dispositive power and 228,950 are held with sole voting power.

     Jeffrey S. Halis, 500 Park Avenue, Fifth Floor, New York, New York, 10022, serves as a general partner of Halo Capital Partners, L.P. ("Halo"), a Delaware limited partnership. Halo serves as the sole general partner of each of Tyndall Partners, L.P. ("TP"), Tyndall Institutional Partners, L.P. ("TIP") and Madison Avenue Partners, L.P. ("MAP), each of which are Delaware limited partnerships having their principal executive offices located at 500 Park Avenue, Fifth Floor, New York, New York, 10022. 247,300 shares are owned by TP; 48,600 shares are owned by TIP; 13,800 shares are owned by MAP; and 8,000 shares are owned individually by Jeffrey S. Halis. Pursuant to the Agreement of Limited Partnership of each of TP, TIP and MAP, Jeffrey S. Halis possesses sole voting and investment control over all securities owned by each of TP, TIP and MAP, respectively. In addition, Jeffrey S. Halis possesses sole voting power and investment control over the securities owned by him individually.

(4) Includes shares of Common Stock held under the Company's 401(k) Plan, which as of December 31, 1996, the last date that quarterly reports were available, was as follows: Mr. Spane- 1,277.7; Mr. Donato -3,348.7; Mr. Clines - 1,805; Mr. Miller - 1009.1; Mr. Naddaff - 45.8753; and all executive officers and directors as a group - 9,054.

(5) Includes options to purchase shares of Common Stock that are currently exercisable as follows: Mr. Spane - 17,750; Mr. Donato - 13,900;
     Mr. Clines - 11,250; Mr. Miller - 4,300; and all executive officers and directors as a group - 86,900.

(6) Includes the award of 3,000 options on May 16, 1995 and 1,000 options on May 21, 1996 pursuant to the Directors Stock Option Plan to each non-employee director of the Company to purchase shares of Common Stock.

Item 13.  Certain Relationships and Related Transactions
          ----------------------------------------------

   Certain directors and executive officers maintain margin accounts with the Company. Such extensions of credit have been made in the ordinary course of the Company's business and are on the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with non-affiliated persons, and do not involve more than the normal risk of collectability or present other unfavorable features.

   During the 1996 fiscal year, the Company retained the services of Paoli Travel Services, Inc., of which Richard L. Bunn is a director and Vice President. The Company purchased approximately $180,000 worth of airline and train tickets at rates established by the airlines and railroads utilizing Paoli Travel Services Inc. as agent on which Paoli Travel Services Inc. earned commissions. The Company believes that the cost of these airline and train tickets was as favorable to the Company as could have been obtained from a non-affiliated entity.

   On August 16, 1995 Charles E. Naddaff, President of BHCM Inc. entered into a Promissory Note with BHC in the amount of $135,000. The Promissory Note was entered into as part of an agreement relating to his employment with BHCM Inc. whereby Mr. Nadddaff was loaned these funds to purchase a home to be used as his principal residence. The loan, payable in one lump-sum payment on or before August 15, 1998 accrued interest quarterly at the broker call rate in effect as of the last business day of each calendar quarter. The loan was paid-in-full by Mr. Naddaff on July 31, 1996.

                                    PART IV
                                    -------
Item 14.  Exhibits, Financial Statements, Financial Statement Schedules and
          -----------------------------------------------------------------
Report of Independent Accountants
---------------------------------

(1)  Financial Statement Schedules of BHC Financial, Inc. are as follows:

     Schedule Number
     ---------------

     S-1        Report of Independent Accountants

     S-2 to 5   Schedule I-Condensed Financial Statements of Registrant

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

                             EXHIBITS

      2 Agreement and Plan of Merger among BHC Financial, Inc., Fiserv, Inc. and Fiserv Delaware Sub, Inc. dated as of March 2, 1997.

      3.1 Amended and Restated Certificate of Incorporation of the Registrant filed with the State of Delaware on February 18, 1993. (Incorporated by reference to Exhibit 3.1 to the Registrant's Form S-1 Registration Statement, Reg. No. 33-46492)

      3.2 Amended and Restated By-Laws of the Registrant (Incorporated by reference to Exhibit 3.2 to the Registrant's Form S-1 Registration Statement, Reg. No. 33-46492)

      4.1 Specimen copy of stock certificate for shares of Common Stock of the Registrant. (Incorporated by reference to Exhibit 4.1 to the Registrant's Form S-1 Registration Statement, Reg. No. 33-46492)

      4.2 Rights Agreement between BHC Financial, Inc. and American Stock Transfer and Trust Company, as Rights Agent dated November 12, 1996. (Incorporated by reference to Exhibit 4 to the Registrant's Report on Form 10-Q for the quarter ended September 27, 1996).

      4.3 Amendment to Rights Agreement between BHC Financial, Inc. and American Stock Transfer and Trust Company dated March 2, 1997.

      10 Commerce Square Phase I sub-lease by and between International Business Machines Corporation and BHC Securities, Inc. (Incorporated by reference to Exhibit 10 to the Registrant's Report on Form 10-Q for the quarter ended September 24, 1993)

      10.1* Change of Control Employment Agreement between BHC Securities, Inc. and William T. Spane, Jr., President. (Incorporated by reference to Registrant's Report on Form 10-K for the year ended December 31,
             1995)

      10.1A* Change of Control Employment Agreement between BHC Financial, Inc.
             and Lawrence E. Donato, Executive Vice President and Chief Operating Officer. (Incorporated by reference to Registrant's Report on Form 10-K for the year ended December 31, 1995)

      10.2* Change of Control Employment Agreement between BHC Financial, Inc. and Morris L. Miller, Jr., Senior Vice President Client Services. (Incorporated by reference to Registrant's Report on Form 10-K for the year ended December 31, 1995)

      10.2B* Change of Control Employment between BHC Financial, Inc. and Henry
             H.

            Clines, President (TradeStar Investments, Inc.) (Incorporated by reference to Registrant's Report on Form 10-K for the year ended December 31, 1995)


     10.3*  BHC Financial, Inc. Long-Term Incentive Plan.

     10.4* BHC Securities, Inc. Short-Term Incentive Compensation Plan. (Incorporated by reference to Exhibit 10.4 to the Registrant's Form S-1 Registration Statement, Reg. No. 33-46492)

     10.5 Form of Clearing Agreement entered into between BHC and Clients. (Incorporated by reference to Exhibit 10.5 to the Registrant's Form S-1 Registration Statement, Reg. No. 33-46492)

     10.6* Form of Stock Appreciation Right Termination Agreement between BHC and the holders of outstanding Stock Appreciation Rights. (Incorporated by reference to Exhibit 10.6 to the Registrant's Form S-1 Registration Statement, Reg. No. 33-46492)

     10.7* Forms of Unit Appreciation Plan Termination Agreement between BHC and the holders of outstanding Units awarded under the Unit Appreciation Plan. (Incorporated by reference to Exhibit 10.7 to the Registrant's Form S-1 Registration Statement, Reg. No. 33-46492)

     10.8* Form of Termination Agreement between the Company and certain stockholders of the Company. (Incorporated by reference to Exhibit
            10.8 to the Registrant's Form S-1 Registration Statement, Reg. No. 33-46492)

     10.9 Lease Agreement, dated September 26, 1989, between the Registrant and Tandem Computers Credit Corporation. (Incorporated by reference to Exhibit 10.9 to the Registrant's Form S-1 Registration Statement, Reg. No. 33-46492)

     10.10 Agreement for Brokerage Processing System, dated November 9, 1983, between: Securities Industry Software Corp. and Provident National Bank, as assigned by Provident National Bank to BHC by letter, dated December 31, 1986, from Provident National Bank to Securities Industry Software Corp. (Incorporated by reference to Exhibit 10.10 to the Registrant's Form S-1 Registration Statement, Reg. No. 33-46492)

     10.11* BHC Financial, Inc. 1992 Stock Option Plan. (Incorporated by reference to Exhibit 10.11 to the Registrant's Form S-1 Registration Statement, Reg. No. 33-46492)

     21     Subsidiaries of the Company.

     23     Consent of Coopers & Lybrand L.L.P.

     27     Financial Data Schedule

(b) The Registrant filed reports on Form 8-K on March 13, 1996 and October 17, 1996.

     *Management contract or compensatory plan or arrangement.

                            SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              BHC FINANCIAL, INC.


                              By       /s/ Lawrence E. Donato
                                ------------------------------------------
                                   Senior Vice President, Chief Financial
                                   Officer and Treasurer

                              By       /s/ Richard M. Bare
                                ------------------------------------------
                                   Controller

                              Dated: March 10, 1997

     Pursuant to the requirements of the Securities Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 10, 1997.

            Signature                   Title
            ---------                   -----

     /s/ William T. Spane, Jr.          Chairman, Chief Executive
--------------------------------        Officer, President and
           William T. Spane, Jr.        Director (Principal
                                        executive officer)



     /s/ Lawrence E. Donato             Senior Vice President, Chief
--------------------------------        Financial Officer and
           Lawrence E. Donato           Treasurer (Principal
                                        financial and accounting
                                        officer)



     /s/ Robert T. Arnold               Director
--------------------------------
           Robert T. Arnold



     /s/ Vincent G. Bell, Jr.           Director
--------------------------------
           Vincent G. Bell, Jr.



     /s/ Richard L. Bunn                Director
--------------------------------
           Richard L. Bunn

Signature                                         Title
---------                                         -----



     /s/ Carroll H. Crouch, Jr.                   Director
-------------------------------------
            Carroll H. Crouch, Jr.



     /s/ George L. Denton, Jr.                    Director
-------------------------------------
            George L. Denton, Jr.



     /s/ John W. Saunders, Jr.                    Director
-------------------------------------
            John W. Saunders, Jr.

                       REPORT OF INDEPENDENT ACCOUNTANTS




To the Stockholders and
Board of Directors of
BHC Financial, Inc.:



Our report on the consolidated financial statements of BHC Financial, Inc. has been included in this Form 10-K. In connection with our audits of such financial statements, we have also audited the related financial statement schedules listed in the index on page 53 of this Form 10-K.

In our opinion, these financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.


Coopers & Lybrand L.L.P.






2400 Eleven Penn Center
Philadelphia, Pennsylvania
February 14, 1997 except for Note 12 of the consolidated financial statements as to which the date is March 3, 1997

                                                                      Schedule I



                     BHC FINANCIAL, INC. AND SUBSIDIARIES
                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                              BHC FINANCIAL, INC.
                             (PARENT COMPANY ONLY)

                  CONDENSED STATEMENTS OF FINANCIAL CONDITION
                                (in thousands)



                                                                                      December 31,
                                                                                    1996          1995
                                                                                   -----         -----
                              ASSETS
                              ------
Investments in subsidiaries, at equity(a)...............                             $100,550      $86,375
Receivable from subsidiaries(a).........................                                   37           31
Intangible assets, net..................................                                1,460        1,642
Other assets............................................                                  112          107
                                                                                     --------      -------

Total assets............................................                             $102,159      $88,155
                                                                                     ========      =======
                         LIABILITIES AND STOCKHOLDERS' EQUITY
                         ------------------------------------

Income taxes payable....................................                             $  1,334      $   149
Other liabilities.......................................                                1,959        1,142
Payable to subsidiaries(a)..............................                                5,399        1,556
                                                                                      -------      -------

Total liabilities.......................................                                8,692        2,847
Total stockholders' equity..............................                               93,467       85,308
                                                                                     --------      -------
Total liabilities and stockholder's equity..............                             $102,159      $88,155
                                                                                     ========      =======

(a) These items have been eliminated in the Company's consolidated financial statements.

           See notes to condensed financial information

                     BHC FINANCIAL, INC. AND SUBSIDIARIES
         CONDENSED FINANCIAL INFORMATION OF REGISTRANT  - (Continued)
                                                        Schedule I - (Continued)

                              BHC FINANCIAL, INC.
                             (PARENT COMPANY ONLY)

                      CONDENSED STATEMENTS OF INCOME AND
                        CHANGES IN STOCKHOLDERS' EQUITY
                                (in thousands)

                                                                   Years Ended December 31,
                                                                   ------------------------

                                                              1996           1995           1994
                                                              ----           ----           ----
Revenues:
     Management fees and equipment rental income
     from subsidiaries(a).............................      $ 7,510         $ 4,246        $ 2,945
     Other Income.....................................            1              19              7
                                                             ------          ------         ------

            Total revenues............................        7,511           4,265          2,952
                                                             ------          ------         ------
Expenses:
     Interest.........................................           --               7             86
     Other expense....................................        1,639           1,906          2,090
                                                             ------          ------         ------

            Total expenses............................        1,639           1,913          2,176
                                                             ------          ------         ------
Income before provision for income taxes and equity
in earnings of subsidiaries...........................        5,872           2,352            776
     Provision for income taxes.......................        2,622           1,069            339
                                                             ------          ------         ------
Income before equity in earnings of subsidiaries......        3,250           1,283            437
Equity in earnings of subsidiaries....................       14,774          12,654         10,187
                                                             ------          ------         ------

Net Income............................................       18,024          13,937         10,624
Stockholders' equity at beginning of year.............       85,308          75,101         68,525
Dividends paid........................................         (790)           (780)          (608)
Purchase of Treasury Stock............................       (9,125)         (2,987)        (3,440)
Exercise of Stock Options.............................           50              37             --
                                                             ------          ------         ------
Stockholders' equity at end of year...................      $93,467         $85,308        $75,101
                                                             ======          ======         ======

(a) These items have been eliminated in the Company's consolidated financial statements.

                 See notes to condensed financial information

                     BHC FINANCIAL, INC. AND SUBSIDIARIES
          CONDENSED FINANCIAL INFORMATION OF REGISTRANT - (Continued)
                                                        Schedule I - (Continued)

                              BHC FINANCIAL, INC.
                             (PARENT COMPANY ONLY)

                      CONDENSED STATEMENTS OF CASH FLOWS
                                (in thousands)

                                                                            Years Ended December 31,
                                                                            ------------------------
                                                                     1996            1995            1994
                                                                     ----            ----            ----
Cash flows from operating activities:
     Net income.............................................       $18,024         $13,937         $10,624
Adjustments to reconcile net income to net cash provided by
operating activities:
     Undistributed equity in earning so subsidiaries........       (14,774)        (12,654)        (10,187)
     Depreciation and amortization..........................           183             687           1,247
     Change in receivable from subsidiaries.................            (6)            103             513
     Change in payable to subsidiaries......................         3,843           1,556              --
     Change on other assets.................................            (5)            278            (281)
     Change in income taxes payable and other liabilities...         2,002            (187)            553
                                                                    ------          ------          ------

     Net cash provided by operating activities..............         9,267           3,720           2,469
                                                                    ------          ------          ------

Cash flows from investing activities:
     Investment in subsidiaries.............................           600             422           3,151
                                                                    ------          ------          ------

     Net cash provided by (used by) operating activities....           600             422           3,151
                                                                    ------          ------          ------

Cash flows from financing activities:
     Payments for the purchase of Treasury Stock............        (9,125)         (2,987)         (3,440)
     Proceeds from exercise of stock options................            50              37              --
     Dividends paid.........................................          (790)           (780)           (608)
     Payments on notes payable..............................            --              --            (456)
     Payments on capital leases.............................            --            (583)         (1,168)
                                                                    ------          ------          ------

Net cash paid provided by (used in) financing activities....        (9,865)         (4,313)         (5,672)
                                                                    ------          ------          ------

Change in cash and cash equivalents.........................             2            (171)            (52)
Balance at beginning of year................................            47             218             270
                                                                    ------          ------          ------
                                                                   $    49          $   47          $  218
                                                                   =======          ======          ======

                 See notes to condensed financial information

                              BHC FINANCIAL, INC.
          CONDENSED FINANCIAL INFORMATION OR REGISTRANT - (Continued)

                              BHC FINANCIAL, INC.
                             (Parent Company Only)

                   NOTES TO CONDENSED FINANCIAL INFORMATION


1. The condensed financial information of BHC Financial, Inc., (Parent company only-the "Parent") should be read in conjunction with the consolidated financial statements of BHC Financial, Inc. and Subsidiaries and the notes thereto which are included in the BHC Financial, Inc. And Subsidiaries Consolidated Financial Statements which are included.

2. Receivable from and payable to subsidiaries represent amounts due on intercompany transactions, principally Federal income taxes, management fees and interest payments.

3. The Parent charged BHC management fees of $6,500,000, $3,000,000 and $1,200,000 in 1996, 1995, and 1994, respectively. The Parent charged TradeStar $181,000, $96,000, and $54,000 in management fees for 1996, 1995, and 1994, respectively. The Parent charged BHC for equipment rental of $828,000, $1,150,000 and $1,664,000 in 1996, 1995 and 1994, respectively.

4. The Parent received dividends from subsidiaries totaling $600,000, $422,000 and $3,151,000 in 1996, 1995 and 1994 respectively.