Form 10-Q
period 1997-03-28
BHC FINANCIAL INC
filed 1997-05-13
CIK 885273

                        UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                            FORM 10-Q


     (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

          FOR THE QUARTERLY PERIOD ENDED MARCH 28, 1997

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

                       Yes X         No


     The number of shares of the Registrant's common stock, par value $.001 per share, outstanding as of May 6, 1997 was 6,495,850.

                BHC FINANCIAL, INC. AND SUBSIDIARIES
                    QUARTERLY REPORT ON FORM 10-Q
                FOR THE QUARTER ENDED March 28, 1997





PART I   FINANCIAL INFORMATION                                  Page

Item 1.  Financial Statements:

         Consolidated Statements of Financial Condition          3
         as of March 28, 1997 (unaudited) and
         December 31, 1996

         Consolidated Statements of Income (unaudited)           4
         for the quarters ended March 28, 1997 and
         March 29, 1996

         Consolidated Statements of Cash Flows (unaudited)       5
         for the quarters ended March 28, 1997 and
         March 29, 1996

         Notes to Consolidated Financial Statements              6
         (unaudited)


 Item 2. Management's Discussion and Analysis of Financial       9
         Condition and Results of Operations



 PART II - OTHER INFORMATION

 Item 6.   Exhibits and Reports on Form 8-K                     12


          SIGNATURES                                            13


                              FINANCIAL STATEMENTS
                      BHC FINANCIAL, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                       (In thousands, except par values)

                                                     March 28,   December 31,
                                                       1997         1996
                                                     ----------  -----------
                                                     (Unaudited)
                           ASSETS

Cash and cash equivalents.............................$ 21,880    $ 15,288
Cash and securities segregated under federal
 regulations..........................................   2,428       2,411
Receivable from brokers or dealers and clearing
 organizations........................................ 295,324     227,199
Receivable from customers............................. 502,671     493,635
Securities owned, at market value.....................  24,285      16,988
Furniture, equipment, capitalized leases and leasehold
 improvements, net....................................   4,431       4,752
Intangible assets, net................................   4,290       4,392
Other assets..........................................  15,948      20,634
                                                       -------     -------
Total assets..........................................$871,257    $785,299
                                                       =======     =======
                      LIABILITIES

Short-term bank loans payable.........................$ 55,400    $ 33,200
Payable to brokers or dealers and clearing
 organizations........................................ 293,363     230,975
Payable to customers (including free credit balances
 of $307,814, and $318,303 respectively).............. 377,259     366,421
Securities sold, but not yet purchased,at market value   2,410       1,554
Accrued expenses and other liabilities................  45,032      59,682
                                                       -------     -------
Total liabilities..................................... 773,464     691,832
                                                       -------     -------
Commitments and Contingencies.........................

                 STOCKHOLDERS' EQUITY

Preferred stock, par value $.001,authorized 10,000....
 shares; none outstanding.............................
Nonvoting common stock, par value $.001, authorized
 3,000 shares; none outstanding.......................
Voting common stock, par value $.001, authorized
 30,000 shares; issued 7,579 shares...................       8           8
Additional paid-in capital............................  39,582      39,582
Retained earnings.....................................  73,629      69,303
Treasury Stock, at cost 1,248 shares ................. (15,426)    (15,426)
                                                       -------     -------
Total stockholders' equity............................  97,793      93,467
                                                       -------     -------
Total liabilities and stockholders' equity............$871,257    $785,299
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

                         BHC FINANCIAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF INCOME
                       (In thousands, except per share amounts)
                                   (Unaudited)


                                                   Quarters ended
                                               -------------------------
                                                MARCH 28,     MARCH 29,
                                                  1997          1996
                                               -----------   -----------

Revenues:

 Processing and Support Service Fees.............. $13,344    $12,722
 Margin interest..................................   7,710      6,266
 Other interest...................................   1,353      1,275
 Commissions......................................   2,612      2,581
 Other............................................   1,601      1,132
                                                   -------    -------
  Total revenues..................................  26,620     23,976

 Interest expense.................................   4,751      3,627
                                                   -------    -------
  Net revenues....................................  21,869     20,349
                                                   -------    -------
Expenses, excluding interest:
 Employees' compensation and benefits.............   6,275      5,809
 Floor brokerage and clearing.....................   1,659      1,662
 Communications...................................     945        907
 Occupancy and equipment..........................   1,985      1,587
 Other............................................   3,444      2,156
                                                   -------    -------
  Total expenses, excluding interest..............  14,308     12,121
                                                   -------    -------
Income before income taxes........................   7,561      8,228
Provision for income taxes........................   3,046      3,256
                                                   -------    -------
Net income........................................ $ 4,515    $ 4,972
                                                    ======     ======

Earnings per share                                 $  0.68    $  0.70
                                                    ======      =====
Weighted average shares outstanding                  6,664      7,104
                                                    ======      =====



The accompanying notes are an integral part of the unaudited consolidated financial statements.

                      BHC FINANCIAL, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (In thousands)
                                (Unaudited)

                                                    Quarters ended
                                               -------------------------
                                                  MARCH 28,     MARCH 29,
                                                   1997          1996
                                               -----------    ----------
Cash flows from operating activities:
Net income ......................................  $ 4,515      $ 4,972
Adjustments to reconcile net income to net cash
 provided by (used in)operating activities:
 Depreciation and amortization...................      582          497
(Increase) decrease in operating assets:
 Cash and securities segregated under federal
  regulations....................................      (17)         (18)
 Receivable from brokers or dealers and clearing
  organizations..................................  (68,125)      62,929
 Receivable from customers.......................  ( 9,036)       7,887
 Securities owned................................  ( 7,297)      (5,565)
 Other assets....................................    4,686        3,074
Increase (decrease) in operating liabilities:
 Payable to brokers or dealers and clearing
  organizations..................................   62,388      (45,724)
 Payable to customers............................   10,838       22,455
 Securities sold, but not yet purchased..........      856          895
 Accrued expenses and other liabilities..........  (14,650)      (2,392)
                                                    ------       ------
 Cash (used in)provided by operating activities..  (15,260)      49,010
                                                    ------       ------
Cash flows from financing activities:
Proceeds from (payments on) short term loans, net   22,200      (41,900)
Dividends paid....................................    (189)        (210)
Payments for purchases of common stock for treasury      -       (3,280)
Proceeds from exercise of stock options...........       -           16
                                                    ------       ------
Cash provided by (used in) financing activities...  22,011      (45,374)
                                                    ------       ------
Cash flows from investing activities:
Purchases of furniture, equipment and leasehold
 improvements.....................................    (159)        (602)
                                                    ------       ------
 Cash used in investing activities................    (159)        (602)
                                                    ------       ------
Increase in cash and cash equivalents.............   6,592        3,034
Cash and cash equivalents, beginning of period....  15,288       21,517
                                                   -------     --------
Cash and cash equivalents, end of period..........$ 21,880     $ 24,551
                                                   =======      =======
Supplementary Information:
Cash paid for interest                             $ 4,683    $   5,929
                                                   =======     ========
Cash paid for income taxes                         $ 1,173    $     307
                                                   =======     ========

The accompanying notes are an integral part of the unaudited consolidated financial statements.

              BHC FINANCIAL, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (Unaudited)


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

     The Company prepares its interim consolidated financial statements as of the last Friday of the period. The consolidated financial statements for the quarters ended March 28, 1997 and March 29, 1996 are unaudited, and should be read in conjunction with the consolidated financial statements and notes thereto for the year-ended December 31, 1996 included in the Company's Form 10K. In the opinion of management, the interim consolidated financial statements reflect all adjustments of a normal and recurring nature necessary for a fair presentation of the information set forth therein. The results of operations for the quarter ended March 28, 1997 are not necessarily indicative of the operating results to be expected for the full year or any other period.


     BHC, TradeStar and BHCM are registered broker-dealers in securities under the Securities Exchange Act of 1934, as amended (the "1934 Act"). BHC provides integrated support and processing services to securities brokerage affiliates of banks and other financial institutions. TradeStar provides discount retail brokerage services. BHCM is a third party marketer which sells investment products including fixed and variable annuities and insurance and markets BHC's processing and support services to community banks. netVest provides telephone and PC inquiry, trading and quote services.

     Earnings per share is computed based on the weighted average number of shares outstanding and the effect of common stock equivalents if dilutive.

     FASB No. 128, Disclosure on Earnings per Share, establishes standards for computing and presenting earnings per share (EPS), and simplifies the standards for computing EPS previously found in APB Opinion No. 15, "Earnings per Share". It replaces the presentation of primary EPS with a presentation of basic EPS, and requires dual presentation of basic and diluted EPS on the face of the income statement, and a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation.

     Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Diluted EPS is computed similarly to fully diluted EPS pursuant to APB Opinion No. 15. This Statement is effective for financial statements issued for the period ending December 31, 1997 and requires restatement of all prior-period EPS data presented.

          BHC FINANCIAL, INC. AND SUBSIDIARIES
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                        (Unaudited)


The impact of this statement did not have a material impact on pro-forma EPS for the quarters ended March 28, 1997 and March 29, 1996, respectively.

     Total revenues include related party revenues of $2,995,000 and $4,417,000 respectively; and interest expense includes related party interest expense of $2,151,000 and $1,719,000 respectively for the quarters ended March 28, 1997 and March 29, 1996.


2.   Net Capital Requirements:

     BHC is subject to the Securities and Exchange Commission's ("SEC") Uniform Net Capital Rule (Rule 15c3-1 under the 1934 Act) which requires the maintenance of minimum net capital. At March 28, 1997, BHC had net capital of $66,904,000 or approximately 13% of aggregate debit balances, which was $56,261,000 in excess of its minimum net capital requirement of $10,643,000.

3.   Litigation and Claims:

     On January 21, 1994, BHC received notice that a purported holder of a brokerage account with a BHC client filed a complaint in the Supreme Court of the State of New York which alleges that BHC received, in violation of New York statutory and common law, cash payments from market makers in certain securities (referred to as payment for order flow) in return for BHC's executing customer orders with such market makers. In the complaint, the plaintiff seeks injunctive relief and damages, a return of cash payments for order flow, in addition to clearing and execution fees earned by BHC from January 1, 1990, certification of this matter as a class action, punitive damages, and costs and attorneys' fees in an unspecified amount. Payment for order flow is common practice within the securities industry. BHC removed this matter to the United States District Court for the Southern District of New York, and the federal court on December 18, 1995, dismissed the complaint for failure to state a claim upon which relief can be granted. The plaintiff has appealed the dismissal and on January 17, 1997 the United States Court of Appeals for the Second Circuit vacated the final judgment of the lower court and remanded with instructions to remand the action to state court.

     In the opinion of management, the ultimate liability, if any, resulting from this matter will have no material effect on the Company's consolidated financial position. The materiality of this matter on the Company's future operating results depends on the level of future results of operations, as well as on the timing and amount of the ultimate outcome.


4.   Pending Merger:

     On March 2, 1997, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with Fiserv, Inc. ("Fiserv") and its wholly owned subsidiary, Fiserv Delaware Sub, Inc. ("Fiserv Sub"). Pursuant to the Merger Agreement, Fiserv Sub will be merged into the Company, and the Company will be the Surviving Corporation and will become a wholly owned subsidiary of Fiserv (the "Merger"). At the effective time of the Merger (the "Effective Time"), the Company will change its name to "Fiserv Clearing, Inc." It is

          BHC FINANCIAL, INC. AND SUBSIDIARIES
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                        (Unaudited)

presently contemplated that the Effective Time will be May 30, 1997 or such other date as the parties may agree. Fiserv, headquartered in Brookfield, Wisconsin, is an independent provider of financial data processing systems and related information management services and products to more than 5,000 banks, credit unions, mortgage firms and savings institutions worldwide. The common stock of Fiserv is traded on The Nasdaq National Market tier of the Nasdaq Stock Market under the symbol "FISV." Pursuant to the Merger Agreement, each outstanding share of the Company's Common Stock will be converted into the right to receive such number of shares of Fiserv Common Stock as shall equal the Conversion Ratio, which is defined as the quotient of (x) $33.50 divided by (y) an amount equal to the average closing price of Fiserv Common Stock as reported in The Wall Street Journal for the 20 trading days ending on the second trading day prior to the Effective Time. The merger has been approved by the Boards of Directors of both the Company and Fiserv and is subject to approval by the Company's stockholders at the special meeting of stockholders to be held on May 23, 1997.

      It is anticipated that the Merger will be accounted for as a pooling of interests under Accounting Principles Board Opinion No. 16 ("Pooling"). In the event that the merger cannot qualify as a Pooling, the merger consideration will be adjusted from $33.50 to $31.50.


5.   Subsequent Event:

     For the merger to qualify as a Pooling as discussed in Note 4 to the interim consolidated financial statements, the Company sold on May 6, 1997, 165,000 shares of its Common stock currently held in its treasury in a direct public offering to a limited number of institutional investors. The shares were registered with the Securities and Exchange Commission pursuant to a registration statement on Form S-3, File No. 333-24701. Net proceeds to the Company were approximately $5,400,000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

     The Company's principal source of revenue is derived from providing processing and support services to securities brokerage affiliates of banks and other financial institutions and broker dealers. In addition, revenue is derived from commissions generated by the Company's retail brokerage subsidiary, TradeStar, and from third party marketing agreements handled by BHCM.

     The Company's revenues are directly affected by trading volume and the level of interest rates charged on margin debit balances. The results of operations for the quarter ended March 28, 1997 are not necessarily indicative of the operating results to be expected for the full year or any other period.

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

RESULTS OF OPERATIONS

     Business conditions related to the provision of processing and support services to the securities brokerage affiliates of banks and other financial institutions and broker dealers were slightly more favorable in the first quarter of 1997 compared to the first quarter of 1996. This was reflected in the increase in transaction volume and average margin balances. However, increased market driven pricing pressure combined with three less interest and transaction days and merger related expenses led to a decrease in net income in the first quarter of 1997 when compared to the first quarter of 1996.

The information in the table below should be considered when reading the discussion and analysis of operating results:

                                                              Percent Change
                                  For the Quarters Ended        Increase
                             March 28, 1997   March 29, 1996   (Decrease)
                             --------------   --------------  -------------

Total transactions processed
 (in thousands)                     632.0          565.0            12%
Daily average transactions
 processed                         10,534          8,968            17%
Transaction days in quarter            60             63           (5%)
Average margin debit balances
 (in thousands)                  $452,719       $332,343            36%
Average broker call rate             7.00%          7.00%




First Quarter 1997 Compared to First Quarter 1996

    For the first quarter of 1997, net revenues increased $1,520,000, or 7%, over the first quarter of 1996. The increase was primarily a result of increases in processing and support service fees, net interest income and other interest income and other income ancillary to the securities brokerage industry. Processing and support service fees increased $622,000 to $13,344,000, a 5% increase, which was due to a 12% increase in transactions processed offset by a 15% decrease in the average price per ticket. Generally in periods where daily transaction volumes are increasing, processing and support service fees will increase, while processing and support fees revenue per ticket will decline. This is due to BHC's volume discount program which rewards clients for high transaction volumes by reducing the charge per transaction when various volume levels are achieved. Additionally, increased pricing pressure from the market has driven down the average price per ticket.

    Net interest income (margin interest and other interest less interest expense) increased $398,000 to $4,312,000 in the first quarter of 1997 when compared to the same period last year. Margin interest increased $1,444,000 due to the increase of $120.4 million in average margin balances outstanding which averaged $452.7 million at March 28, 1997 compared to $332.3 million at March 29, 1996. Other interest income of $1,353,000 in the first quarter of 1997 increased $78,000, or 6% over the first quarter of 1996. The increase was due to increased securities lending business where BHC acts as both the borrower and the lender and makes a spread on the transaction. The increase in funding requirements due to the growth in margin balances caused interest expense to increase $1,124,000, or 31%.

    In the first quarter of 1997, other income increased $469,000, or 41%, over 1996. The increase was due to increases in revenues generated by netVest's VoiceQuote product, trading profits generated by BHC Trading and other fees ancillary to the processing of securities transactions.

    Expenses, excluding interest, increased by 18% in the first quarter of 1997 compared to the same period in 1996, primarily related to increases in employees' compensation and benefits, occupancy, and other operating expenses (including merger related costs).

    Employees' compensation and benefits increased $467,000, or 8%, in the first quarter of 1997 when compared to the first quarter of 1996. The number of average full time employees increased 8% over the first quarter of 1996. This is due to increased product development initiatives and increased transaction processing volumes.

    Occupancy and equipment costs increased $398,000, or 25%, in the first quarter of 1997 when compared to the first quarter of 1996, due in part to increased variable costs related to mutual fund processing and increased equipment rentals and purchases related to BHC's internal systems upgrade and to systems development initiatives.

    Other operating expenses increased $1,287,000, or 60%, in the first quarter of 1997 when compared to the first quarter of 1996. The primary reason for the increase was $643,000 of merger related costs to date associated with our pending merger with Fiserv. The remaining increase was due to various system related enhancements and the introduction of our client server order entry software, higher promotional expenses and state franchise taxes.

    The provision for income taxes decreased $210,000 due to lower income before taxes. The effective tax rate increased to 40.3% for the first quarter of 1997 from 39.6% for the first quarter of 1996, due to a reduction in state tax exempt income.

LIQUIDITY AND CAPITAL RESOURCES

    At March 28, 1997, 97% of assets consisted of cash, assets readily convertible into cash, and assets collateralized by marketable securities. Stockholders' equity was $97.8 million at March 28, 1997, up $4.3 million, or 5%, from December 31, 1996, which was due to the first quarter's earnings, offset by dividends declared.

    The Company has credit arrangements totaling $215,000,000 with several banks. These demand loans, which are used to finance receivables in customers' margin accounts, bear interest at the respective bank's overnight borrowing rate and are collateralized by securities held in customers' margin accounts and the Company's cash equivalents. At March 28, 1997, the Company had $55,400,000 of borrowings under these arrangements. In the opinion of management, the Company's existing credit arrangements will be adequate to meet the Company's short-term operating capital needs.

    On April 16, 1997, the Company's Board of Directors declared a $.03 per share dividend payable May 15, 1997 to stockholders of record on May 1, 1997, resulting in a payment of approximately $190,000. See also Note No. 5 to the Unaudited Interim Consolidated Financial Statements regarding the sale of 165,000 shares of the Company's common stock on May 6, 1997 for $5,400,000.

    BHC is subject to the requirements of the SEC and the NYSE, relating to liquidity, minimum net capital levels and the use of customer funds and securities. BHC has always operated in excess of the applicable minimum net capital requirements. See Note 2 of Notes to Unaudited Interim Consolidated Financial Statements.

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit No.                                Description
-----------                                -----------
   4.4 Form of Second amendment to the Stock Rights Plan between BHC Financial, Inc. and American Stock Transfer and Trust
                                Company.

   27                                 Financial Data Schedule



(b) Reports on Form 8-K:


  Date of Report             Item
  --------------            -------
     None

                            SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             BHC FINANCIAL, INC.

DATE:May 9, 1997             BY: /s/WILLIAM T. SPANE, JR.
                                 ------------------------
                                 William T. Spane
                                 Chairman of the Board
                                 Chief Executive Officer
                                 and President
                                 (Principal Executive Officer)



DATE:May 9, 1997             BY: /s/ LAWRENCE E. DONATO
                                 -------------------------
                                 Lawrence E. Donato
                                 Senior Vice President
                                 Chief Financial Officer
                                 and Treasurer
                                 (Principal Financial Officer)




DATE:May 9, 1997             BY: /s/ RICHARD M. BARE
                                 -------------------------
                                 Controller

                             Exhibit Index


Exhibit No.                                Description
-----------                                -----------
   4.4                                Form of Second amendment to the Stock
                                      Rights Plan between BHC Financial, Inc.
                                      and American Stock Transfer and Trust
                                      Company.

   27                                 Financial Data Schedule